Form 10QSB
period 1995-09-30
KNICKERBOCKER VILLAGE INC
filed 1995-11-14
CIK 56396

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                                  -----------


(Mark
 One)

  X      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
-----    OF THE SECURITIES EXCHANGE ACT OF 1934

         For the nine month period ended September 30, 1995

-----    TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT

         For the period of transition from ________ to _______
                    Commission File No. 0-1322

                          KNICKERBOCKER VILLAGE, INC.
            ------------------------------------------------------
            (exact name of registrant as specified in its Charter)


            NEW YORK                                     13-0924285
-------------------------------                 ---------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


     10 Monroe Street, New York, N.Y.                       10002
-------------------------------------------     ---------------------------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (212) 227-0955



Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                       YES  X            NO
                                           ---              ---

The number of shares outstanding of each of the issuer's classes of common stock, as the close of the period covered by this report is 147,464, $2.15 par value.

Total number of sequentially numbered pages - 10
No exhibits filed.

                                  FORM 10-QSB
                                  -----------
                          KNICKERBOCKER VILLAGE, INC.
                          ---------------------------
                                 BALANCE SHEET
                                 -------------
                           AS OF SEPTEMBER 30, 1995
                           ------------------------
                                  (UNAUDITED)
                                  -----------



        ASSETS
        ------
CURRENT ASSETS:
 Cash                                          $         0
 Accounts receivable, less allowance for
  doubtful accounts of $249,000                    235,093
 Interest and other receivables                     30,261
 Prepaid expenses and other current assets       1,136,494
                                               -----------
                                                 1,401,848
                                               -----------

SPECIAL FUNDS AND DEPOSITS:
 Funds for replacements, painting and
  decorating (Note 2)                              603,716
  Tenants' security deposits - contra              620,088
                                               -----------
                                                 1,223,804
                                               -----------

FIXED ASSETS, AT COST (Notes 3 and 4):
 Land                                            3,273,281
 Buildings and building equipment               13,551,670
                                               -----------
 Less: Accumulated depreciation                 16,824,951
   NET FIXED ASSETS                             10,130,127
                                               -----------
                                                 6,694,824
                                               -----------
OTHER ASSETS                                        87,437
                                               -----------
TOTAL ASSETS                                   $ 9,407,913
                                               ===========

In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as of September 30, 1995 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                                  FORM 10-QSB
                                  -----------
                          KNICKERBOCKER VILLAGE, INC.
                          ---------------------------
                                 BALANCE SHEET
                                 -------------
                            AS OF SEPTEMBER 30, 1995
                            ------------------------
                                  (UNAUDITED)
                                  -----------




     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                  $1,258,770
   Unearned rent income                                       50,048
   Dividends payable (Note 1)                                 19,023
   Current maturities of mortgage payable (Note 4)           150,895
   Bank overdraft                                              1,781
                                                          ----------
         TOTAL CURRENT LIABILITIES                         1,480,517

TENANTS' SECURITY DEPOSITS - CONTRA                          620,088

LONG-TERM DEBT:
   Mortgage payable, less current maturities (Note 4)      6,048,261
                                                          ----------

   TOTAL LIABILITIES                                       8,148,866
                                                          ----------

STOCKHOLDERS' EQUITY (Note 1):
   Limited dividend capital stock, par value
   $2.15 per share, authorized-348,837 shares
   issued and outstanding - 147,464 shares                   317,048
                                                          ----------

   Retained earnings                                         941,999
                                                          ----------

     TOTAL STOCKHOLDERS' EQUITY                            1,259,047
                                                          ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $9,407,913
                                                          ==========

                                  FORM 10-QSB
                                  -----------
                          KNICKERBOCKER VILLAGE, INC.
                          ---------------------------
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                   ------------------------------------------
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                    ---------------------------------------
                                  (UNAUDITED)
                                  -----------


                                               1995        1994
                                            ----------  ----------
REVENUES:
   Rentals - Net                            $6,951,938  $6,708,566
   Gain on sale of securities                        0      90,340
Interest and other income                       29,966      13,735
                                            ----------  ----------
                                             6,981,904   6,812,641
                                            ----------  ----------

EXPENSES:
    Wages and related costs                  1,595,838   1,591,400
    Real estate taxes                          556,291     546,470
    Utilities                                1,365,614   1,320,862
    Maintenance, repairs and decorating        832,336     684,636
    Depreciation and amortization              300,284     286,617
    Interest                                   483,726     489,225
    Miscellaneous operating and general
      expenses                               1,131,866   1,018,674
    Management fee (Note 5)                    632,258     635,247
                                            ----------  ----------
                                             6,898,213   6,573,131
                                            ----------  ----------
Income before income taxes and
   extraordinary credit                         83,691     239,510


Provision for taxes                             29,000      86,500
                                            ----------  ----------

Income before extraordinary credit              54,691     153,010

Extraordinary item-utilization of
   operating loss carryforward                       0      29,700
                                            ----------  ----------

Net Income                                      54,691     182,710

Retained earnings at beginning of period       887,308     794,250
                                            ----------  ----------

Retained at end of period                   $  941,999  $  976,250
                                            ==========  ==========

Net Income per share                        $     0.37  $     1.24
                                            ==========  ==========

Average number of shares outstanding           147,464     147,464
 during the period                          ==========  ==========


                                  FORM 10-QSB
                                  -----------
                          KNICKERBOCKER VILLAGE, INC.
                          ---------------------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                    ---------------------------------------
                                  (UNAUDITED)
                                  -----------


                                                      1995        1994
                                                   ----------  ----------
Cash Flows From Operating Activities:
   Net income                                      $  54,691   $ 182,710
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                    300,284     286,617
    Provision for bad debts                            9,299      50,000
    Deferred income                                        0     (68,886)
    Changes in assets (increase) decrease:
      Rents receivable                               (63,478)    (58,056)
      Interest and other receivables                  66,651     (27,890)
      Prepaid expenses and other assets              403,551     418,869
    Changes in liabilities increase (decrease):
      Accounts payable and accrued expenses         (271,856)   (369,281)
         Unearned rental income                        5,619      23,031
           Federal income taxes payable                    0      68,890
                                                   ---------   ---------
      Net cash provided by operating
        activities                                   504,761     506,004
                                                   ---------   ---------

Cash Flows From Investing Activities:
Interest earned on reserve fund investments
  -Use of funds restricted, subject to DHCR
    approval                                          (8,633)     (9,415)
Capital expenditures                                (421,424)   (169,232)
  Contributions of cash from operations to
    reserve fund                                    (425,000)   (430,000)
    Reimbursement of capital expenditures
  and expenses by housing company from
  replacement fund                                   386,340     160,481
                                                   ---------   ---------
    Net cash used in investing activities           (468,747)   (448,257)
                                                   ---------   ---------

Cash Flows From Financing Activities:
  Payments on long-term debt                        (103,709)    (93,878)
  Proceeds from bank overdraft                         1,781           0
                                                   ---------   ---------
    Net cash used in financing activities           (101,928)    (93,878)

Net (decrease) in cash                               (65,914)    (36,131)

Cash at beginning of period                           65,914      39,608
                                                   ---------   ---------

Cash at end of period                              $       0   $   3,477
                                                   =========   =========

Supplemental Disclosures Of Cash Flow Information:
  Cash paid during the periods for:
  Interest                                         $ 162,365    $ 479,136
  Income taxes                                             0       59,511

                          KNICKERBOCKER VILLAGE, INC.
                          ---------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                              SEPTEMBER 30, 1995
                              ------------------
                                  (UNAUDITED)
                                  -----------



NOTE 1 - CORPORATE ORGANIZATION
         ----------------------

         Knickerbocker Village, Inc. (the Registrant) is a public limited dividend housing company formed, pursuant to the Housing Laws of the State of New York, on September 5, 1933. The holders of its capital stock cannot at any time receive, in repayment of their investment, any sums in excess of the par value of the stock together with cumulative dividends at the rate of 6% of par value per annum (without interest). Any surplus in excess of such amounts upon dissolution reverts to the public authorities. Cumulative dividends unpaid to September 30, 1995 amounted to $508,865 or approximately $3.45 per share. Dividends amounting to $19,023 were declared during 1979, but were not paid as of September 30, 1995. Such dividends were approved by the New York State Division of Housing and Community Renewal. No dividends were declared or paid in 1995.

NOTE 2 - REPLACEMENT, PAINTING AND DECORATING FUNDS
         ------------------------------------------

         Maintenance of these funds is required by the Commissioner of Housing and Community Renewal of the State of New York. These funds were comprised of the following at September 30, 1995:

                 Cash                                    $     198,610
                 Investments - Treasury Bills                  405,106
                                                         -------------

                                                         $     603,716
                                                         =============

NOTE 3 - FIXED ASSETS
         ------------

         Depreciation is provided on the straight-line method. Estimated useful lives used in computing depreciation for building improvements and equipment ranges from 5 to 30 years. Replacements of and major improvements to property are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Upon sale or retirement of property, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in operations for the year (See Note 7).

NOTE 4 - LONG-TERM DEBT
         --------------

         Long-term debt represents a mortgage payable to the Greater New York Savings Bank, collateralized by land, buildings and boiler, due July 1, 1997. Monthly payments inclusive of interest at 10% per annum are $63,642 and the balance of the principal is due on July 1, 1997. Principal payments due on this mortgage are approximately $36,000 (1995
         - three months); $155,000 (1996) and $6,007,000 (1997).

                          KNICKERBOCKER VILLAGE, INC.
                          --------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         ----------------------------
                              SEPTEMBER 30, 1995
                              ------------------
                                  (UNAUDITED)
                                  -----------


NOTE 5 - MANAGEMENT FEE
         --------------

         The management fee, set by the New York State Division of Housing and Community Renewal, was paid to Cherry Green Property Corp. ("Cherry Green"), the owner of approximately 95% of the outstanding shares of the Registrant.

NOTE 6 - COMMITMENTS
         -----------

         As of September 30, 1995, the Registrant was in arrears on its contributions to its special fund for replacements, painting and decorating in the amount of $340,000. Such contributions are not mandatory, but are made only for the purpose of financing future capital improvements and extraordinary repairs.

NOTE 7 - DEPARTURE FROM GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
         -------------------------------------------------------

         The Registrant has a policy of expensing appliances as they are purchased. Management's experience has indicated that the normal useful life of such appliances (including refrigerators and stoves) were considerably shortened, since most occupants did not properly care for the appliances. This departure results in a decrease in the Registrant's net income of approximately $42,000 and $43,000 for the nine months ended September 30, 1995 and 1994 respectively.

                                  FORM 10-QSB
                                  -----------
                          KNICKERBOCKER VILLAGE, INC.
                          ---------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                              SEPTEMBER 30, 1995
                              ------------------
                                  (UNAUDITED)
                                  -----------


Liquidity - As of September 30, 1995, the Registrant had a working capital deficit of approximately $79,000. At December 31, 1994, the Registrant had working capital of approximately $180,000. As of September 30, 1995 the Registrant was in arrears on its contributions to its special fund for replacements, painting and decorating in the amount of $340,000 as discussed further in Note 6 to the financial statements.

Effective November 1, 1993, the registrant received authorization from the Division of Housing and Community Renewal for a two step rent increase. The first increase of approximately five and one-quarter percent was effective November 1, 1993. The second increase of approximately five percent was effective November 1, 1994.

Capital resources - The Registrant has set aside funds for capital improvements and repairs amounting to approximately $604,000 and $556,000 as of September 30, 1995 and December 31, 1994, respectively.

Results of operations- During the nine months ended September 30, 1995, total revenues increased as compared to the nine months ended September 30, 1994 by approximately 2% due primarily to the rent increase referred to above, partially offset by retroactive tenant surcharges relating to the year 1988 recorded in the nine months ended September 30, 1994.

Operating expenses increased during the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, by 5% due primarily to increases in maintenance, repairs and decorating, utilities and miscellaneous operating and general expenses. Maintenance, repairs and decorating expenses increased as a result of plumbing, structural and heating system repairs. Utilities increased primarily as a result of increased electricity usage, partially offset by decreases in oil costs. Miscellaneous operating and general expenses increased for the nine months ended September 30, 1995, primarily due to increased security services.

          PART II.   OTHER INFORMATION
          ----------------------------


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------


          (a)   Exhibits.

                None.

          (b)   Reports on Form 8-K.

                None.

                            SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KNICKERBOCKER VILLAGE, INC.:


Dated:  November 13, 1995                  By: /s/ ROBERT GERSHON
                                               -------------------------
                                               ROBERT GERSHON,
                                               Vice President and Treasurer



Dated:  November 13, 1995                  By: /s/ MELVIN GERSHON
                                               ------------------------
                                               MELVIN GERSHON,
                                               Secretary