Form 10KSB40
period 1995-12-31
KNICKERBOCKER VILLAGE INC
filed 1996-03-27
CIK 56396

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
                                  -----------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995     COMMISSION FILE NO. 0-1322
                          -----------------                         ------



                          KNICKERBOCKER VILLAGE, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

             NEW YORK                                          13-0924285
---------------------------------------------           ------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
or organization)                                        Identification No.)

10 Monroe Street, New York, New York                             10002
---------------------------------------------           ------------------------
(Address of principal Executive Offices)                       Zip Code

Registrant's Telephone Number, including Area Code:         (212) 227-0955
                                                            --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
Title of each class                                     on which registered
-------------------                                     -----------------------

      NONE                                                        NONE

Securities registered pursuant to Section 12(g) of the Act:

                Limited Dividend Capital Stock, Par Value $2.15
--------------------------------------------------------------------------------
                               (Title of class)

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB __________.

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                          Yes     X           No
                                 ----             ----

     State Registrant's revenues for its most recent fiscal year:  $9,345,599
                                                                   ----------

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1995. Approximately $16,000 which is based on par value of the voting stock. No active trading market exists for the Registrant's Capital Stock.

     Indicate the number of shares outstanding of each of the Issuer's classes of Common Stock, as of February 28, 1995.

     Capital Stock, $2.15 par value - 147,464 Shares

DOCUMENTS INCORPORATED BY REFERENCE - NONE

Transitional Small Business Disclosure Format:

                          Yes                  No   X
                                ----               ----

                          KNICKERBOCKER VILLAGE,  INC.


                      INDEX TO FORM 10-KSB - PARTS I - IV
                      -----------------------------------

                                                                        PAGE NO.
                                                                        --------
PART    I -

     Item 1.  DESCRIPTION OF BUSINESS..................................   5-7

     Item 2.  DESCRIPTION OF PROPERTIES................................   7-8

     Item 3.  LEGAL PROCEEDINGS........................................     9

     Item 4.  SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS......................................     9


PART II -

     Item 5.  MARKET FOR THE REGISTRANT'S
              COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS......................................     9

     Item 6.  MANAGEMENT'S DISCUSSION AND
              ANALYSIS OR PLAN OF OPERATION............................  9-10


     Item 7   FINANCIAL STATEMENTS.....................................    11

     Item 8   CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE.....................................    11

PART  III -

     Item 9.  DIRECTORS, EXECUTIVE OFFICERS,
              PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH 16(a) OF
              THE EXCHANGE ACT......................................... 12-13

                                                                        PAGE NO.
                                                                        --------

     Item 10. EXECUTIVE COMPENSATION...................................    13

     Item 11. SECURITY OWNERSHIP OF CERTAIN
              BENEFICIAL OWNERS AND
              MANAGEMENT............................................... 14-15

     Item 12. CERTAIN RELATIONSHIPS AND
              RELATED TRANSACTIONS.....................................     5


PART IV -

    Item 13.  EXHIBITS AND REPORTS ON
              FORM 8-K.................................................    15

Exhibit Index..........................................................    17

     Exhibit 10.1 - Contract for Managing Agent Extension Agreement, dated as of July 1, 1995, by and between Knickerbocker Village, Inc. and Cherry Green Property Corp. and approved by the New York State Division of Housing and
Community Renewal on March 8, 1996.....................................    18

                                     PART I
                                     ------


ITEM 1    DESCRIPTION OF BUSINESS
------    -----------------------


          The Registrant is a "limited dividend housing corporation" created and formed under the New York Private Housing Law on September 5, 1933. The Registrant owns a housing development located at the corners of Monroe, Market, Catherine and Cherry Streets in Manhattan, New York. The properties are managed by Cherry Green Property Corp., the Managing Agent, subject to the supervision of the New York State Division of Housing and Community Renewal ("DHCR"), which must approve all rent increases and contracts in excess of $10,000. (See "Item 12-Certain Relationships and Related Transactions"). Dividends to stockholders are limited to six percent (6.0%) of par value on a cumulative basis. The Registrant has not paid any dividends since 1968. As a result, the cumulative dividends unpaid through December 31, 1995, amounted to $513,620 or approximately $3.48 per share. (See
          Note 5 of Notes to Financial Statements). No dividends were declared or paid during 1995 or 1994. In the event of liquidation, stockholders cannot receive more than the cumulative unpaid dividends, plus the amount of their original investment. Any surplus in excess of such amounts reverts to public authorities.

          The Registrant's properties are managed by Cherry Green Property Corp., pursuant to a Management Contract approved by the DHCR. Cherry Green Property Corp. is the record and beneficial owner of approximately ninety-five percent (95.0%) of the Registrant's outstanding shares. During 1995, the Registrant paid Cherry Green Property Corp. a management fee approved by the DHCR in the amount of $876,183 compared to $917,452 paid in 1994. (See Note 7 of Notes to Financial Statements.) The Registrant employs fifty-two (52) persons.

          In 1993, the Registrant received a two-step rent increase. The first increase of approximately 5.3% was effective November 1, 1993 and the second increase of approximately 5.0% was effective November 1, 1994. Accordingly, base residential rental income increased by approximately $341,000 over 1994 amounts. Operating expenses for 1995 increased by approximately $354,000 (four percent (4.0%)) over 1994 amounts due to increases in miscellaneous operating and general expenses, real estate taxes, utilities and maintenance, repairs and decorating expenses offset by decreases in management fees and wages and related costs.

          Maintenance, repairs and decorating expenses increased primarily due to the costs of a terrace and stair replacement projects and plumbing, in 1995 compared to 1994. Miscellaneous operating and general expenses increased primarily due to additional security guard services. Utilities increased in 1995 compared to 1994, due to an increase in Con Edison rates. Real estate taxes increased due to tax rate increases.

          The decrease in wages and related costs in 1995, resulted from less snow removal costs than in 1994. Management and administrative fees decreased due to a management agent award of approximately $70,000 granted in 1994.

          During the year ended December 31, 1985, effective for the year ending December 31, 1983, the Registrant changed its accounting policy by expensing appliances as purchased, rather than capitalizing such costs. This policy change was effective as of January 1, 1983, and resulted in a decrease in the Registrant's net income for the year ended December 31, 1995 of $8,000 and had no effect on the Registrant's net income for the year ended December 31, 1994. (See
          Note 9 of Notes to Financial Statements.)

          The Registrant showed net income of approximately $5,000 from operations in 1995 compared to $93,000 from operations for 1994. However, had the Registrant not received a one time gain of approximately $90,000 upon the sale of all of its stock in an insurance company, the Registrant's 1994 net income would have been minimal.

          The Registrant had working capital of approximately $24,000 and $180,000 as of December 31, 1995 and 1994, respectively. This decrease is due, in part, to increased funding to the Registrant's capital improvement and repair fund. The Registrant, on June 12, 1987, received a $7,000,000 mortgage with interest at ten percent (10%) per annum from The Greater New York Savings Bank, which has a remaining principal balance of approximately $6,163,000 at December 31, 1995. Monthly payments in 1995, inclusive of interest were approximately $64,000. The mortgage has been approved by the DHCR. Principal payments due on the mortgage for the next two (2) years are approximately: $155,000 (1996); and $6,008,000 due by July 1, 1997.
          The Mortgage may not be prepaid in whole or in part during the first, second, sixth and seventh years of the Mortgage. The Registrant may prepay the entire principal balance in the third, fourth, fifth, eighth, ninth and tenth years subject to the payment of a premium for the privilege of so prepaying as follows:

          (i) 3.0% of the outstanding principal balance if prepaid during the third or eighth years;

          (ii) 2.0% of the outstanding principal balance if prepaid during the fourth or ninth years;

          (iii) 1.0% of the outstanding balance during the first 10 months of the 10th year. There is no prepayment penalty during the last 2 months of the 10th year.


ITEM 2    DESCRIPTION OF PROPERTIES
------    -------------------------

          The Registrant's property consists of twelve (12) apartment buildings, each of which is twelve (12) stories high, constructed in 1934 at Monroe and Catherine Streets in New York City and consisting of approximately 6,000 rooms in approximately 1,600 apartments with commercial stores on the ground floor of some of the buildings. The Registrant believes that such premises are in satisfactory condition and are suitable for use as residential dwellings and commercial units, as applicable. The buildings, land and boiler are subject to a mortgage in the principal amount of approximately $6,163,000 owing at December 31, 1995. (See Item 1 above and Note 4 to Financial Statements.)

          Management believes that the Registrant's properties are adequately covered by insurance.

          The Registrant's residential properties have an occupancy rate of approximately ninety-nine (99%) percent. No tenant occupies ten (10%) percent or more of the rentable square footage of the properties. The Registrant's properties are principally used for rental of residential apartments for low to middle income families. The average effective annual rental per room is $117.00. The average apartment is three and one-half (3 1/2) rooms. Annual revenues from residential leases was approximately $8,617,000 for the year ended December 31, 1995. Residential leases are generally renewed. Total annual rentals on sixteen (16) commercial leases for the year ended December 31, 1995 was approximately $293,000.

          The Registrant's estimated replacement, repairs and renovation budget and status of projects for 1996 and 1997 is as follows:

          1996 PROJECTS                        APPROXIMATE COST
          -------------                        ----------------

          Appliance Replacement                   $ 60,000.00

          Mailbox Replacement                      150,000.00

          Terrace/Waterproofing                    100,000.00

          Lead Paint Abatement                     200,000.00

          Playground Feasibility Study              15,000.00

          Consulting Fees                           50,000.00
                                                  -----------
                        TOTAL:                    $575,000.00


           1997 PROJECTS                       APPROXIMATE COST
           -------------                       ----------------

          Appliance Replacement                   $ 60,000.00

          Emergency Lighting                        97,000.00

          Terrace/Waterproofing                    100,000.00

          Lead Paint Abatement                     100,000.00

          Smoke Detectors/Stairways                108,000.00

          Water Distribution                       100,000.00

          Asbestos Abatement                       100,000.00
                                                  -----------
                        TOTAL:                    $665,000.00


          The above estimates are for informational purposes only, and the actual costs of such projects may differ. The cost of these projects are funded from operations, and the money is deposited in an escrow account which is supposed to be funded monthly in an amount of approximately $58,000. However, the Registrant was in arrears in its monthly funding in an amount of approximately $575,000 for the year ended December 31, 1995. (See Notes 3 and 8 to Financial Statements.)

          In 1995, the Registrant obtained an asbestos report of its properties at an approximate cost, including fees and expenses of $22,000 and expended approximately $13,000 on asbestos abatement. The DHCR and the Registrant have reviewed this report and have budgeted approximately $100,000 for asbestos abatement for the years ended December 31, 1996 and 1997. The costs of additional abatement, if necessary, at the Registrant's properties in excess of the aforesaid amount can not be determined at this time.

          The Registrant has budgeted approximately $300,000 for the years ended December 31, 1996 and 1997, for lead paint remediation at the Registrant's properties. Although lead paint may be present in other areas of the Registrant's properties, the cost of additional encapsulation can not be determined at this time.



ITEM 3    LEGAL PROCEEDINGS
------    -----------------

          None.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
------    -----------------------------------------------------

          None.

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON
------    ----------------------------------
          EQUITY AND RELATED STOCKHOLDER MATTERS
          --------------------------------------

          The Company's Limited Dividend Capital Stock, par value $2.15 ("Capital Stock"), is traded over-the-counter. No established trading market exists with respect to such stock since approximately 140,242 shares (approximately 95%) of the 147,464 shares outstanding are owned by Cherry Green Property Corp. Since 1971, no bid and asked prices have been reported by the National Quotation Bureau, Inc.

          No dividends have been paid since 1968. The holders of Capital Stock cannot, at any time, receive repayment of their investment in excess of the par value of the stock, together with cumulative unpaid dividends at the rate of 6.0% of par value ($2.15 per share) per annum (without interest). Dividends amounting to $19,023 were declared during 1979, but were not paid as of December 31, 1995. No dividends were declared or paid in 1995. Cumulative dividends unpaid as of December 31, 1995 and December 31, 1994 amounted to $513,620 and $494,597 (approximately $3.48 and $3.35 per share), respectively.
          (See Note 5 of Notes to Financial Statements.)

          There are approximately 540 holders of record of the Registrant's Capital Stock as of March 1, 1996.

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS
------    ------------------------------------
          OR PLAN OF OPERATIONS
          ---------------------

          a) Liquidity - As of December 31, 1995, the Registrant had working capital of approximately $24,000. At December 31, 1994, the
               Registrant had working capital of approximately $180,000.   This
               decrease is due, in part, to increased funding by the Registrant to its capital improvement and repair fund. (See Item 6 (b)
               below.)    As at December 31, 1995, the Registrant was in arrears
               on its required contributions to its special fund for replacements, painting and decorating in the amount of approximately $575,000. The Registrant received a two-step rent increase, effective November 1, 1993, which was approved by the DHCR. A rent increase of 5.3% was effective as of November 1, 1993 and the second increase of approximately 5.0% was effective November 1, 1994. In March of 1996, the Registrant's application for a rent increase was heard by the DHCR and the decision of the DHCR, which is expected by June 1, 1996 will greatly effect the Registrant's liquidity. In addition, the Registrant's mortgage will become due in July 1997 and the ability of the Registrant to re-finance on beneficial terms will also effect its future liquidity. (See Item 1 above and (c) below and Note 10 to Financial Statements, page F-11).

          b) Capital Resources - The Registrant has set aside funds for capital improvements and repairs amounting to $350,901 and $556,393 as of December 31, 1995 and 1994 (see Note 3 to Financial Statements, page F-9). The Registrant's capital project's budget is set forth in Item 2 above.

          c)   Results of Operations -

               In 1994, the Registrant received a two-step rent increase. The first increase of approximately 5.3% was effective November 1, 1993 and the second increase of approximately 5.0% was effective November 1, 1994. Accordingly, base residential rental income increased by approximately $341,000 over 1994 amounts. Operating expenses for 1995 increased by approximately $354,000 (four percent (4.0%)) over 1994 amounts due to increases in miscellaneous operating and general expenses, real estate taxes, utilities and maintenance, repairs and decorating expenses offset by decreases in management fees and wages and related costs.

               Maintenance, repairs and decorating expenses increased primarily due to the costs of a terrace replacement and stair repair projects and plumbing expenses in 1995 compared to 1994. Miscellaneous operating and general expenses increased primarily due to additional security guard services. Utilities increased in 1995 compared to 1994, due to an increase in Con Edison rates. Real estate taxes increased due to tax rate increases.

               The decrease in wages and related costs resulted from reduced snow removal costs in 1995 compared to 1994. Management and administrative fees decreased due to a management agent award of approximately $70,000 granted in 1994.

               During the year ended December 31, 1985, effective for the year ending December 31, 1983, the Registrant changed its accounting policy by expensing appliances as purchased, rather than capitalizing such costs. This policy change was effective as of January 1, 1983, and resulted in a decrease in the Registrant's net income for the year ended December 31, 1995 of approximately $8,000 and had no effect on net income for the year ended December 31, 1994. (See Note 9 of Notes to Financial Statements.)

               The Registrant showed net income of approximately $5,000 from operations in 1995 compared to $93,000 from operations for 1994. However, had the Registrant not received a one time gain of approximately $90,000 upon the sale of all of its stock in an insurance company, the Registrant's 1994 net income would have been minimal.


ITEM 7    FINANCIAL STATEMENTS
------    --------------------

          Information required by this Item is attached to this Report as pages F-1 through F-11 following Part IV, Item 13.

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------    ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

          None.

                                    PART III
                                    --------


ITEM 9    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
------    -------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          -------------------------------------------------

                           Position with   Held   Principal
Name                  Age  Registrant      Since  Occupation
----                  ---  --------------  -----  ----------
Irene Pletka (1)       54  President and    1977  Commercial Photographer
                           Director

Peter Pletka (1)       58  Vice President   1992  Physician

Howard Kestenberg      39  Director and     1992  Real Estate Entrepreneur
                           Vice President

Robert Gershon (2)     59  Director, Vice   1977  Principal in the firm of
                           President and          Carl Gershon &  Co., a
                           Treasurer              Real Estate Brokerage.

Melvin Gershon (2)     53  Director and     1977  Principal in the firm of
                           Secretary              Carl Gershon & Co.

Ray Knight             45  Director         1993  Housing Management
                                                  Representative, New York
                                                  State Division of Housing
                                                  and Community Renewal.

__________________________________________________
(1)  Peter Pletka and Irene Pletka are husband and wife.
(2)  Melvin Gershon and Robert Gershon are brothers.

     The respective terms of the officers and directors of the Registrant will continue until the next Annual Meeting of Shareholders or until their successors have been elected and qualified in accordance with the Registrant's By-laws.

          Compliance with Section 16(a) of the Securities Exchange Act of 1934
          --------------------------------------------------------------------

          Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") and the American Stock Exchange, initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

          Cherry Green Property Corp. has made all requisite filings of Form 5 required to be filed under 16(a) of the Exchange Act relating to the Registrant during the two (2) fiscal years ended December 31, 1995 and 1994, respectively.

ITEM 10   EXECUTIVE COMPENSATION
-------   ----------------------

          During the year ended December 31, 1995, no officer or director of the Registrant received any compensation from the Registrant for his or her services. The Registrant did not grant or award stock options, stock appreciation rights or long-term incentive plans to any of its executive officers in the last fiscal year. The Registrant does not presently maintain a pension plan or other retirement plan for its named executive officers.

          The housing complex owned by the Registrant is managed by Cherry Green Property Corp. pursuant to a contract approved by the DHCR. Cherry Green was granted an increase its management fee of 2.3%, effective July 1, 1995, pursuant to a Contract for Managing Agents Extension Agreement, approved by the DHCR on March 8, 1996. (See Exhibit 10.1 annexed hereto.) Cherry Green Property Corp. owns over 95.0% of the Registrant's Capital Stock. Several officers and directors of Cherry Green Property Corp. are officers and directors of the Registrant. During 1995, the Registrant paid Cherry Green Property Corp. a management and administrative fee of $876,000. Such fee was approved by the DHCR. Management and administrative fees decreased in 1995 compared to 1994 due to a management agent award of approximately $70,000 granted in 1994. (See Items 1 and 11 and Note 7 of Notes to Financial Statements.)

ITEM 11   SECURITY OWNERSHIP OF CERTAIN
-------   -----------------------------
          BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------

          (a) Security Ownership of Certain Beneficial Owners. Following is a list of those persons known by the Registrant to be the beneficial owners of more than 5% of the outstanding Capital Stock of the Registrant as of December 31, 1995:

Name and Address     Amount and Nature    Percent of
Title of Class       of Beneficial Owner  of Beneficial Ownership  Class
-------------------  -------------------  -----------------------  ------

Limited Dividend     Cherry Green         140,242 Shares of           95%
Capital Stock,       Property Corp.       Record and Beneficial
(par value $2.15)    11 Monroe Street     Ownership
                     New York, NY

          (b)  Security Ownership of Management

               As of December 31, 1995, no Directors or Officers owned any shares of the Registrant's Limited Dividend Capital Stock, $2.15 par value. However, the following Officers and Directors of the Registrant own of record and beneficially that percentage of Common Stock of Cherry Green Property Corp. as set forth below:

                                                   Percent Owned of Cherry
Name                  Position with Registrant     Green Property Corp.
--------------------  ---------------------------  -----------------------

Irene Pletka (1)      Director and President                          53.3

Peter Pletka (1)      Vice President                                  53.3

Howard Kestenberg     Director and Vice President                     18.3

Robert Gershon (2)    Director, Vice President                         9.6
                      and Treasurer

Melvin Gershon (2)    Director and Secretary                           6.3

---------------
(1) Such shares of Cherry Green Property Corp. are owned collectively by Mr. and Mrs. Pletka.

(2)  Robert Gershon and Melvin Gershon are brothers.

          (c)  Change in control.

               There are no known arrangements, the application of which may at a subsequent date result in a change in control of the Registrant.

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

          The Registrant is managed by Cherry Green Property Corp., the owner of over 95% of the Registrant's outstanding Capital Stock. Several officers and directors of the Registrant are shareholders, officers and directors of Cherry Green Property Corp. (See Item 11 herein). During 1995, the Registrant paid Cherry Green Property Corp. a management and administrative fee of $876,183. Such fee was approved by the DHCR pursuant to a contract, effective November 1, 1994, and as amended, effective July 1, 1995. (See Exhibit 10.1 annexed hereto) (See Note 7 of Notes to Financial Statements).

                                    PART IV
                                    -------

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

          (a) The list of Financial Statements and Notes required by Item 7 and by Item 13(a) are set forth on pages F-1 through F-11 attached hereto.

          (b)  Reports on Form 8-K:

               None.

          (c)  Exhibits:

               10.1 - Contract for Managing Agent Extension Agreement, dated as
               of   July 1, 1995, by and between Knickerbocker Village, Inc. and
               Cherry Green Property Corp. and approved by the New York State Division of Housing and Community Renewal on March 8, 1996.

                          KNICKERBOCKER VILLAGE, INC.
                          ---------------------------

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------



Independent Accountants Report                  F-2

Balance Sheets                                  F-3 to F-4

Statements of Income and Retained Earnings,
 Years Ended December 31, 1995 and 1994         F-5

Statements of Cash Flows,
 Years Ended December 31, 1995 and 1994         F-6

Notes to Financial Statements                   F-7 to F-11

                            HELD KRANZLER & COMPANY
                             257 PARK AVENUE SOUTH
                           NEW YORK, NEW YORK  10010
                                 (212) 533-2727



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors
Knickerbocker Village, Inc.
10 Monroe Street
New York, New York  10002

We have audited the accompanying balance sheets of Knickerbocker Village, Inc., as of December 31, 1995 and 1994, and the related statements of income and retained earnings and cash flows for each of the years in the two-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 9 to the financial statements, the Company has excluded from fixed assets in the accompanying balance sheets the acquisition of appliances that, in our opinion, should be included to conform with generally accepted accounting principles which require that appliances be capitalized and depreciated over their estimated useful lives. If those acquisitions of appliances were accounted for in accordance with generally accepted accounting principles, fixed assets, net of depreciation would be increased by $110,000 and $100,000 and retained earnings by $110,000 and $100,000 as of December 31, 1995 and 1994, and net income would be increased by $8,000 for the year ended December 31, 1995. There would be no effect on net income for the year ended December 31, 1994.

In our opinion, except for the effects of not including the appliances in fixed assets as discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Knickerbocker Village, Inc., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

March 8, 1996                                     HELD KRANZLER & COMPANY

                          KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1995 AND 1994




                                                 1995         1994
                                              -----------  -----------
    Assets
    ------

Current Assets:
 Cash                                         $         0  $    65,914
 Rents receivable (less allowance for
  doubtful accounts of $312,000 in 1995
  and $240,000 in 1994)                           253,888      180,914
 Interest and other receivables                    11,379       96,912
 Prepaid expenses and other current assets      1,468,277    1,569,530
 Deferred tax asset, net (Note 6)                 134,000            0
                                              -----------  -----------

   Total Current Assets                         1,867,544    1,913,270
                                              -----------  -----------

Special Funds and Deposits:
 Funds for replacements, painting and
  decorating (Notes 3 and 8)                      350,901      556,393
 Tenants' security deposits - contra              628,582      582,270
                                              -----------  -----------
 Total Special Funds and Deposits                 979,483    1,138,663
                                              -----------  -----------

Fixed Assets, at Cost (Notes 2, 4 and 9)
 Land                                           3,273,281    3,273,281
 Buildings and building equipment              13,732,733   13,130,246
                                              -----------  -----------
                                               17,006,014   16,403,527
  Less:  Accumulated depreciation              10,219,499    9,836,204
                                              -----------  -----------
  Net Fixed Assets                              6,786,515    6,567,323
                                              -----------  -----------

 Other Assets                                      55,831       64,313
                                              -----------  -----------

     TOTAL ASSETS                             $ 9,689,373  $ 9,683,569
                                              ===========  ===========



      The accompanying notes are an integral part of the financial statements.

                          KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1995 AND 1994




LIABILITIES AND STOCKHOLDERS' EQUITY                 1995         1994
------------------------------------              -----------  -----------


Current Liabilities
    Accounts payable and accrued expenses          $1,608,240   $1,530,626
    Unearned rental income                             42,866       44,429
    Dividends payable (Note 5)                         19,023       19,023
    Current portion of long-term debt (Note 4)        154,699      140,035
    Bank Overdraft                                     18,826            0
                                                   ----------   ----------

       Total Current Liabilities                    1,843,654    1,734,113

Tenants' Security Deposits - Contra                   628,582      582,270
Long-Term Debt, less current portion (Note 4)       6,008,130    6,162,830
                                                   ----------   ----------

       Total Liabilities                            8,480,366    8,479,213
                                                   ----------   ----------

Commitments and Contingencies (Note 8)

Stockholders' Equity:
    Limited dividend capital stock,
     par value $2.15 per share:
     Authorized - 348,837 shares;
     issued and outstanding - 147,464                 317,048      317,048
    Retained earnings (Note 5)                        891,959      887,308
                                                   ----------   ----------

       Total Stockholders' Equity                   1,209,007    1,204,356
                                                   ----------   ----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                       $9,689,373   $9,683,569
                                                   ==========   ==========



     The accompanying notes are an integral part of the financial statements

                          KNICKERBOCKER VILLAGE, INC.

                   STATEMENTS OF INCOME AND RETAINED EARNINGS

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                      1995         1994
                                                   ----------   ----------

Revenues:
    Rentals (Note 10)                              $9,307,966   $8,967,414
    Other income                                       37,633      125,912
                                                   ----------   ----------
                                                    9,345,599    9,093,326
                                                   ----------   ----------

Expenses:
    Wages and related costs                         2,162,234    2,181,469
    Real estate taxes                                 754,653      720,944
    Utilities                                       1,772,728    1,665,016
    Maintenance, repairs and decorating
     (Note 9)                                       1,189,759      998,939
     Depreciation and amortization                    391,778      386,141
     Mortgage and other interest (Note 4)             638,146      652,266
    Management and administrative fee (Note 7)        876,183      917,452
    Provision for doubtful accounts                    83,298      125,000
    Miscellaneous operating and general
     expenses                                       1,471,467    1,339,042
                                                   ----------   ----------
                                                    9,340,246    8,986,269
                                                   ----------   ----------

Income before income taxes                              5,353      107,057

Provision for city income taxes (Note 6)                  702       14,000
                                                   ----------   ----------

Net Income                                              4,651       93,057

Retained earnings at beginning of the
 year                                                 887,308      794,251
                                                   ----------   ----------

Retained earnings at end of the year               $  891,959   $  887,308
                                                   ==========   ==========

Earnings per share                                 $     0.03   $     0.63
                                                   ==========   ==========



    The accompanying notes are an integral part of the financial statements

                          KNICKERBOCKER VILLAGE, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                         1995        1994
                                                      ----------  ----------

Cash flows from operating activities
 Net income                                           $   4,651   $  93,057
 Adjustments to reconcile net income
  to net cash provided by operating
  activities
   Depreciation and amortization                        391,778     386,141
   Provision for bad debts                               72,000     125,000
   Changes in assets (increase) decrease:
    Rents receivable                                   (144,974)    (80,658)
    Interest and other assets                            85,532     (86,448)
    Prepaid expenses                                    (32,747)    (35,987)
   Changes in liabilities increase (decrease):
    Accounts payable and accrued expenses                77,614     216,475
    Unearned rental income                               (1,563)     17,388
                                                      ---------   ---------
    Net cash provided by operating activities           452,291     634,968
                                                      ---------   ---------

Cash flows from investing activities:
 Capital expenditures                                  (602,487)   (271,020)
 Contributions of cash from operations
  to replacement fund                                  (366,666)   (540,000)
 Reimbursement of expenditures paid by
  housing company from replacement fund                 394,534     477,214
 Purchase of investments for replacement
  funds                                                (327,392)   (389,956)
 Proceeds of investments for replacement
  funds                                                 505,016     241,861
                                                      ---------   ---------
  Net cash used in investing activities                (396,995)   (481,901)
                                                      ---------   ---------

Cash flows from financing activities:
 Payments on long-term debt                            (140,036)   (126,761)
 Bank overdraft                                          18,826           0
                                                      ---------   ---------
   Net cash used in financing activities               (121,210)   (126,761)
                                                      ---------   ---------

Net increase in cash                                    (65,914)     26,306
Cash at beginning of year                                65,914      39,608
                                                      ---------   ---------
Cash at end of year                                   $       0   $  65,914
                                                      =========   =========

Supplemental disclosures of cash flow information:
 Cash paid during the years for:

 Interest                                             $ 639,313   $ 653,323
 Income taxes                                             4,567      53,754


    The accompanying notes are an integral part of the financial statements

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


NOTE 1 - CORPORATE ORGANIZATION
         ----------------------

         Knickerbocker Village, Inc. (the Company), is a public limited dividend housing company formed, pursuant to the Housing Laws of the State of New York, on September 5, 1933. The Company is regulated by the Division of Housing and Community Renewal (DHCR), a New York State regulatory agency. The Company is located in lower Manhattan and operates approximately 1,600 rental units ranging in size from studios through three bedroom apartments. The Company requires one
(1) month's rent as a security deposit on all apartments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.
         -------------------------------------------

         REVENUE RECOGNITION
         -------------------

         The Company recognizes revenue in the accounting period that corresponds to the month for which rental income is billed. Rents received but not recognized as revenue as of December 31, are recorded as unearned rental income.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS
         -------------------------------

         Bad debts are provided on the allowance method based on historical experience and management's evaluation of outstanding rents receivable.

         FIXED ASSETS
         ------------

         Fixed assets consists primarily of building improvements and equipment and are recorded at cost. Depreciation is provided for financial statement purposes on the straight-line method, over the estimated useful lives, of the fixed asset, which range from 5 to 30 years. For federal income tax purposes, depreciation is provided on the straight-line and accelerated methods.

         Expenditures for maintenance and repairs are charged to operations as incurred (See Note 9). Upon sale or retirement of property, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in operations for the year. Depreciation expense for the years ended December 31, 1995 and 1994 was approximately $383,000 and 377,700, respectively.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued
         -------------------------------------------------------


         INCOME TAXES
         ------------

         Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

         CONCENTRATION OF CREDIT RISK
         ----------------------------

         The Company places its cash and investments for its Replacement Fund (See Note 3) with a high credit quality institution. At times such investments may be in excess of FDIC insured limits.

         ESTIMATES
         ---------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

         1. Cash and cash equivalents - The carrying amounts approximate fair value because of the short maturity of these instruments.

         2.  Investments - Fair value approximates quoted market value.

         3. Receivables - The carrying amount approximates fair value because of the short maturity of these instruments.

         4. Debt - The carrying amounts approximate fair value based on borrowing rates currently available to the Company for bank loans with similar terms.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994




NOTE 3 - REPLACEMENT, PAINTING AND DECORATING FUNDS
         ------------------------------------------

         Maintenance of these funds is required by the DHCR (See Note 8). These funds were comprised of the following at December 31:

                                               1995        1994
                                            ---------    ---------

         Cash                               $ 118,054    $ 166,437
         Investments - Treasury Bills         232,847      389,956
                                            ---------    ---------

                                            $ 350,901    $ 556,393
                                            =========    =========

NOTE 4 - LONG-TERM DEBT
-----------------------

         Long-term debt represents a mortgage payable to the Greater New York Savings Bank, collateralized by land, buildings and boiler, due July 1, 1997. Monthly payments inclusive of interest at 10% per annum are $63,642 and the balance of the principal is due on July 1, 1997. Principal payments due on this mortgage for the next two years are approximately $155,000 (1996) and $6,008,000 (1997).


NOTE 5 - DIVIDENDS PAYABLE AND CAPITAL STOCK
         -----------------------------------

         The holders of the Company's capital stock cannot at any time receive, in repayment of their investment, any sums in excess of the par value of the stock together with cumulative dividends at the rate of 6% of par value per annum (without interest). Any surplus in excess of such amounts upon dissolution reverts to the public authorities. Cumulative dividends unpaid to December 31, 1995 amounted to $513,620 or approximately $3.48 per share and unpaid to December 31, 1994 amounted amounting to $19,023 were declared during 1979, but were not paid as of December 31, 1995. Such dividends were approved by the DHCR. No dividends were to $494,597 or approximately $3.35 per share. Dividends declared or paid in 1995 or 1994.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


NOTE 6 - INCOME TAXES
         ------------

         Total federal income tax expense for the year ended December 31, 1995 and the amount of income tax expense that would result from applying statutory tax rates to pretax income are different due to the realization of deferred tax assets. The differences in total federal income tax expense for the year ended December 31, 1994 and the amount of income tax that would result from applying statutory tax rates to pretax income are due to the utilization of $87,000 of net operating loss carryforward that reduced the Company's current federal income tax liability.

         Deferred tax assets are due primarily to the different methods of depreciation of fixed assets and write-offs for accounts receivable used for financial reporting and tax reporting purposes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

         Net deferred tax assets in the accompanying balance sheets are as follows:

                                                         December 31, 1995
                                                         -----------------

         Total Deferred Tax Asset                               $  506,000
         Less:  Valuation Allowance                                372,000
                                                                ----------

         Net Deferred Tax Asset                                 $  134,000
                                                                ==========

         There was no valuation allowance as of December 31, 1994.

NOTE 7 - MANAGEMENT FEE
         --------------

         The management fee, set by DHCR, was paid to Cherry Green Property Corp. (Cherry Green), the owner of approximately 95% of the outstanding shares of the Registrant. Such fee is reviewed and adjusted annually effective July 1 of each year, by the DHCR.

         On March 8, 1996 the DHCR approved a 2.3% increase in the management fee effective July 1, 1995. As such, this increase has been accrued in the financial statements as of December 31, 1995.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994



NOTE 8 - COMMITMENTS AND CONTINGENCIES
         -----------------------------

         As of December 31, 1995, the Company was in arrears on its contributions as required by DHCR to its' special fund for replacements, painting and decorating in the amount of approximately $575,000 (Note 3).

         The Company has future commitments for expenditures relating to lead paint remediation and asbestos abatement of approximately $400,000 for the years ending December 31, 1996 and 1997. Costs of any additional expenditures relating to the Company's buildings, if necessary, cannot be determined at this time. No costs have been accrued in the financial statements as of December 31, 1995.

NOTE 9 - DEPARTURE FROM GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
         -------------------------------------------------------

         The Company has a policy of expensing appliances as they are purchased, rather than capitalizing these fixed assets to conform with generally indicated that the normal useful life of such appliances (including refrigerators and stoves) were considerably shorter. This departure from generally accepted accounting principles resulted in a decrease in the Company's net income of approximately $8,000 for the year ended accepted accounting principles. Management's experience has December 31, 1995 and had no effect on net income for the year ended December 31, 1994.

NOTE 10 - RENTAL INCOME
          -------------

         Effective November 1, 1993, the Company received a two step rent increase which was approved by DHCR. The first increase of approximately 5.3% was effective November 1, 1993 and the second increase of approximately 5.0% was effective November 1, 1994.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


 (Registrant):        KNICKERBOCKER VILLAGE, INC.:
-----------------------------------------------------------------


By (Signature and Title) :S/ROBERT GERSHON
------------------------------------------------------------------
                    ROBERT GERSHON, Director and Treasurer

Dated:  March 26, 1996
----------------------


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



(Signature and Title) :S/IRENE PLETKA
-------------------------------------------------------------------
                   IRENE PLETKA, Director and President

Dated:  March 26, 1996
----------------------



(Signature and Title) :S/PETER PLETKA
-------------------------------------------------------------------
                   PETER PLETKA, Vice President

Dated:   March 26, 1996
-----------------------



(Signature and Title) :S/MELVIN GERSHON
-------------------------------------------------------------------
                   MELVIN GERSHON, Director and Secretary


Dated:   March 26, 1996
-----------------------

                                 EXHIBIT INDEX



     Exhibit 10.1 - Contract for Managing Agent Extension Agreement, dated as of July 1, 1995, by and between Knickerbocker Village, Inc. and Cherry Green Property Corp. and approved by the New York State Division of Housing and Community Renewal on March 8, 1996.