Form 10QSB
period 1996-03-31
KNICKERBOCKER VILLAGE INC
filed 1996-05-15
CIK 56396

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                                  -----------


(MARK
 ONE)

    X             QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
  -----              OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1996

                     TRANSITION REPORT UNDER SECTION 13 OR 15 (D)
  -----                  OF THE SECURITIES EXCHANGE ACT

             FOR THE PERIOD OF TRANSITION FROM ________ TO _______
                           COMMISSION FILE NO. 0-1322

                          KNICKERBOCKER VILLAGE, INC.
                          ---------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  NEW YORK                               13-0924285
- -------------------------------                 --------------------------
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)


     10 MONROE STREET, NEW YORK, N.Y.                          10002
- -------------------------------------------                ------------
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

TOTAL NUMBER OF SEQUENTIALLY NUMBERED PAGES - 12
NO EXHIBITS FILED.

                          KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEET
                              AS OF MARCH 31, 1996
                                  (UNAUDITED)



                                                 1996
                                              -----------

    Assets
    ------

Current Assets:
 Cash                                         $    37,482
 Rents receivable (less allowance for
  doubtful accounts of $312,000)                  236,501
 Interest and other receivables                    26,291
 Prepaid expenses and other current assets      1,362,522
 Deferred tax asset, net (Note 6)                 134,000
                                              -----------

   Total Current Assets                         1,796,796
                                              -----------

Special Funds and Deposits:
 Funds for replacements, painting and
  decorating (Notes 3 and 9)                      193,914
 Tenants' security deposits - contra              628,882
                                              -----------
 Total Special Funds and Deposits                 822,796
                                              -----------

Fixed Assets, at Cost (Notes 2, 4 and 10)
 Land                                           3,273,281
 Buildings and building equipment              13,743,652
                                              -----------
                                               17,016,933
  Less:  Accumulated depreciation              10,321,117
                                              -----------
  Net Fixed Assets                              6,695,816
                                              -----------

 Other Assets                                      53,710
                                              -----------

     TOTAL ASSETS                             $ 9,369,118
                                              ===========

       In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at March 31, 1996 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                          KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEET
                             AS OF MARCH 31, 1996
                                  (UNAUDITED)


      LIABILITIES AND STOCKHOLDERS' EQUITY           1996
- ------------------------------------------------  -----------
Current Liabilities
    Accounts payable and accrued expenses          $1,367,340
    Unearned rental income                             49,623
    Dividends payable (Note 5)                         19,023
    Current portion of long-term debt (Note 4)        158,599
                                                   ----------

            Total Current Liabilities               1,594,585

Tenants' Security Deposits - Contra                   628,882
Long-Term Debt, less current portion (Note 4)       5,966,988
                                                   ----------

       Total Liabilities                            8,190,455
                                                   ----------

Commitments and Contingencies (Notes 8 and 9)

Stockholders' Equity:
    Limited dividend capital stock,
     par value $2.15 per share:
     Authorized - 348,837 shares;
     issued and outstanding - 147,464                 317,048
    Retained earnings (Note 5)                        861,615
                                                   ----------

       Total Stockholders' Equity                   1,178,663
                                                   ----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                       $9,369,118
                                                   ==========

                          KNICKERBOCKER VILLAGE, INC.

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (UNAUDITED)

                                                    1996         1995
                                                ------------  -----------
Revenues:
  Rentals (Note 11)                              $2,289,471    $2,280,338
  Other income                                       36,454        31,573
                                                 ----------    ----------
                                                  2,325,925     2,311,911
                                                 ----------    ----------

Expenses:
  Wages and related costs                           529,473       550,188
  Real estate taxes                                 198,361       178,701
  Utilities                                         512,939       400,165
  Maintenance, repairs and decorating
   (Note 9)                                         278,870       261,779
   Depreciation and amortization                    103,738       101,297
   Mortgage and other interest (Note 4)             157,284       162,084
  Management and administrative fee (Note 7)        218,830       210,869
  Miscellaneous operating and general
   expenses                                         350,774       367,081
                                                 ----------    ----------
                                                  2,350,269     2,232,164
                                                 ----------    ----------

Income (loss) before income taxes                   (24,344)       79,747

Provision for income taxes
 (Note 6)                                             6,000        20,000
                                                 ----------    ----------

Net Income (loss)                                   (30,344)       59,747

Retained earnings at beginning of the
 period                                             891,959       887,308
                                                 ----------    ----------

Retained earnings at end of the period           $  861,615    $  947,055
                                                 ==========    ==========

Earnings (loss) per share                            $(0.21)        $0.41
                                                 ==========    ==========


                          KNICKERBOCKER VILLAGE, INC.
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                         1996        1995
                                                      ----------  ----------
Cash flows from operating activities
 Net income (loss)                                    $ (30,344)  $  59,747
 Adjustments to reconcile net income (loss)
  to net cash provided used by operating
  activities
   Depreciation and amortization                        103,738     101,298
   Provision for bad debts                                    0       9,299
   Changes in assets (increase) decrease:
    Rents receivable                                     17,387       5,437
    Interest and other receivables                      (14,912)     (6,770)
    Prepaid expenses and other assets                   105,756     117,175
   Changes in liabilities increase (decrease):
    Accounts payable and accrued expenses              (240,903)   (186,315)
     Unearned rental income                               6,757       7,731
                                                      ---------   ---------
    Net cash provided by (used in) operating
      activities                                        (52,521)    107,602
                                                      ---------   ---------

Cash flows from investing activities:
 Interest earned on reserve fund investments             (4,043)     (2,313)
 Capital expenditures                                   (10,919)    (87,819)
 Contributions of cash from operations
  to replacement fund                                   (25,000)   (105,000)
 Reimbursement of expenditures paid by
  housing company from replacement fund                 186,572      85,357
 Contributions from sale of investments                 (57,472)          0
 Proceeds of investments from replacement
  funds                                                  56,930           0
                                                      ---------   ---------
  Net cash provided by (used in) investing
   activities                                           146,068    (109,775)
                                                      ---------   ---------

Cash flows from financing activities:
 Payments on long-term debt                             (37,242)    (33,714)
 Proceeds from bank overdraft                           (18,826)          0
                                                      ---------   ---------
   Net cash used in financing activities                (56,065)    (33,714)
                                                      ---------   ---------

Net increase (decrease) in cash                          37,482     (35,887)
Cash at beginning of period                                   0      65,914
                                                      ---------   ---------
Cash at end of period                                 $  37,482   $  30,027
                                                      =========   =========

Supplemental disclosures of cash flow information:
 Cash paid during the years for:

 Interest                                             $ 157,594   $ 162,365
 Income taxes                                            26,542           0

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1996 AND 1995
                                  (UNAUDITED)


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

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.
          -------------------------------------------

          REVENUE RECOGNITION
          -------------------

          The Company recognizes revenue in the accounting period that corresponds to the month for which rental income is billed. Rents received but not recognized as revenue as of March 31, are recorded as unearned rental income.

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

          Expenditures for maintenance and repairs are charged to operations as incurred (See Note 9). Upon sale or retirement of property, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in operations for the year. Depreciation expense for the periods ended March 31, 1996 and 1995 was approximately $102,000 and $99,000 respectively.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1996 AND 1995



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

          RECLASSIFICATIONS
          -----------------

          Certain 1995 amounts have been reclassified for purposes of comparison with the 1996 presentation.

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

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1996 AND 1995




NOTE 3 -  REPLACEMENT, PAINTING AND DECORATING FUNDS
          ------------------------------------------

          Maintenance of these funds is required by the DHCR (See Note 9). These funds were comprised of the following at March 31, 1996:

                                                  1996
                                               ---------

          Cash                                 $  16,935
          Investments - Treasury Bills           176,979
                                               ---------
                                               $ 193,914
                                               =========

NOTE 4 -  LONG-TERM DEBT
          --------------

          Long-term debt represents a mortgage payable to the Greater New York Savings Bank, collateralized by land, buildings and boiler, due July 1, 1997. Monthly payments inclusive of interest at 10% per annum are $63,642 and the balance of the principal is due on July 1, 1997. Principal payments due on this mortgage for the next two years are approximately $118,000 (1996-nine months) and $6,008,000 (1997).


NOTE 5 -  DIVIDENDS PAYABLE AND CAPITAL STOCK
          -----------------------------------

          The holders of the Company's capital stock cannot at any time receive, in repayment of their investment, any sums in excess of the par value of the stock together with cumulative dividends at the rate of 6% of par value per annum (without interest). Any surplus in excess of such amounts upon dissolution reverts to the public authorities. Cumulative dividends unpaid to March 31, 1996 amounted to $518,375 or approximately $3.52 per share. Dividends amounting to $19,023 were declared during 1979, but were not paid as of March 31, 1996. Such dividends were approved by the DHCR. No dividends were declared or paid in 1996 or 1995.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1996 AND 1995


NOTE 6 -  INCOME TAXES
          ------------

          Deferred tax assets are due primarily to the different methods of depreciation of fixed assets and write-offs for accounts receivable used for financial reporting and tax reporting purposes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities .


          Net deferred tax assets in the accompanying balance sheets are as follows:

                                           March 31, 1996
                                           --------------

          Total Deferred Tax Asset           $  506,000
          Less:  Valuation Allowance            372,000
                                             ----------

          Net Deferred Tax Asset             $  134,000
                                             ==========

          There has been no change in the allowance as of March 31, 1996.

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

NOTE 8 -  PENSION PLAN
          ------------

          Certain employees of the Company are covered under a union sponsored, multi-employer defined benefit pension plan. This plan is not administered by the Company and contributions are determined by the union. Contributions for this plan were approximately $17,000 and $11,000 for the three months ended March 31, 1996 and 1995, respectively.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1996 AND 1995



NOTE 9 -  COMMITMENTS AND CONTINGENCIES
          -----------------------------

          As of March 31, 1996, the Company was in arrears on its contributions as required by DHCR to its' special fund for replacements, painting and decorating in the amount of approximately $725,000 (Note 3).

          The Company has future commitments for expenditures relating to lead paint remediation and asbestos abatement of approximately $400,000 for the years ending December 31, 1996 and 1997. Costs of any additional expenditures relating to the Company's buildings, if necessary, cannot be determined at this time. No costs have been accrued in the financial statements as of March 31, 1996.

NOTE 10 - DEPARTURE FROM GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
          --------------------------------------------------------------------

          The Company has a policy of expensing appliances as they are purchased, rather than capitalizing these fixed assets to conform with generally accepted accounting principles. Management's experience has indicated that the normal useful life of such appliances (including refrigerators and stoves) were considerably shorter. This departure from generally accepted accounting principles had no effect on net income (loss) for the three months ended March 31, 1996 and 1995.




NOTE 11 - RENTAL INCOME
          -------------

          During April, 1996 the Company received a two step rent increase which was approved by DHCR. The first increase of approximately 5.5% will be effective June 1, 1996 and the second increase of approximately 5.3% will be effective June 1, 1997.

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


                                KNICKERBOCKER VILLAGE, INC.:


Dated:  May 13, 1996          By: S/ROBERT GERSHON
                                  -------------------------
                                  ROBERT GERSHON,
                                  Vice President and Treasurer



Dated:  May 13, 1996          By: S/MELVIN GERSHON
                                  ------------------------
                                  MELVIN GERSHON,
                                  Secretary