Form 10QSB
period 1996-06-30
KNICKERBOCKER VILLAGE INC
filed 1996-08-13
CIK 56396

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                                  -----------


  (Mark
   One)

    X      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
  -----         OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the six month period ended June 30, 1996

  _____     TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT

             For the period of transition from ________ to _______
                           Commission File No. 0-1322

                          KNICKERBOCKER VILLAGE, INC.
                          ---------------------------
             (exact name of registrant as specified in its Charter)


        NEW YORK                                                13-0924285
- --------------------------                         ---------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                   Identification No.)


           10 Monroe Street, New York, N.Y.                         10002
- ------------------------------------------------           -----------------
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

                          KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEET
                              AS OF JUNE 30, 1996
                                  (UNAUDITED)





                                                 1996
                                              -----------

    Assets
    ------

Current Assets:
 Cash                                         $    47,380
 Rents receivable (less allowance for
  doubtful accounts of $355,000 in 1996
  and $312,000 in 1995)                           258,210
 Interest and other receivables                    16,084
 Prepaid expenses and other current assets      1,213,066
 Deferred tax asset, net (Note 6)                 134,000
                                              -----------

   Total Current Assets                         1,668,740
                                              -----------

Special Funds and Deposits:
 Funds for replacements, painting and
  decorating (Notes 3 and 9)                      157,905
 Tenants' security deposits - contra              633,448
                                              -----------
 Total Special Funds and Deposits                 791,353
                                              -----------

Fixed Assets, at Cost (Notes 2, 4 and 10)
 Land                                           3,273,281
 Buildings and building equipment              13,924,676
                                               ----------
                                               17,197,957
  Less:  Accumulated depreciation              10,421,531
                                              -----------
  Net Fixed Assets                              6,776,426
                                              -----------

 Other Assets                                      43,178
                                              -----------

     TOTAL ASSETS                             $ 9,279,697
                                              ===========




In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at June 30, 1996 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                          KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEET
                             AS OF JUNE  30, 1996
                                  (UNAUDITED)




   LIABILITIES AND STOCKHOLDERS' EQUITY              1996
   ------------------------------------          ------------

Current Liabilities
    Accounts payable and accrued expenses        $  1,259,261
    Unearned rental income                             49,747
    Dividends payable (Note 5)                         19,023
    Current portion of long-term debt (Note 4)        162,597
                                                 ------------

       Total Current Liabilities                    1,490,628

Tenants' Security Deposits - Contra                   633,448
Long-Term Debt, less current portion (Note 4)       5,924,808
                                                 ------------

       Total Liabilities                            8,048,884
                                                 ------------

Commitments and Contingencies (Notes 8 and 9)

Stockholders' Equity:
    Limited dividend capital stock,
     par value $2.15 per share:
     Authorized - 348,837 shares;
     issued and outstanding - 147,464                 317,048
    Retained earnings (Note 5)                        913,765
                                                 ------------

       Total Stockholders' Equity                   1,230,813
                                                 ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                     $  9,279,697
                                                 ============


                          KNICKERBOCKER VILLAGE, INC.

                STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

               FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (UNAUDITED)



                                                   1996         1995
                                                -----------  -----------

Revenues:
  Rentals (Note 11)                             $ 4,714,689  $ 4,587,793
  Other income                                        8,196       17,886
                                                -----------  -----------
                                                  4,722,885    4,605,679
                                                -----------  -----------

Expenses:
  Wages and related costs                         1,064,572    1,078,172
  Real estate taxes                                 396,723      357,930
  Utilities                                         926,905      817,313
  Maintenance, repairs and decorating
   (Note 10)                                        576,443      529,314
  Depreciation and amortization                     214,684      203,749
  Mortgage and other interest (Note 4)              316,150      323,380
  Management and administrative fee (Note 7)        433,970      421,389
  Miscellaneous operating and general
   expenses                                         734,632      749,970
                                                -----------  -----------
                                                  4,664,079    4,481,217
                                                -----------  -----------

Income before income taxes                           58,806      124,462

Provision for income taxes
 (Note 6)                                            37,000       39,000
                                                -----------  -----------

Net Income                                           21,806       85,462

Retained earnings at beginning of the
 period                                             891,959      887,308
                                                 ----------   ----------

Retained earnings at end of the period           $  913,765   $  972,770
                                                 ==========   ==========

Earnings per share                               $     0.15   $     0.58
                                                 ==========   ==========


                          KNICKERBOCKER VILLAGE, INC.
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995



                                                         1996        1995
                                                      ----------  ----------

Cash flows from operating activities
 Net income                                           $  21,806   $  85,462
 Adjustments to reconcile net income
  to net cash provided by operating
  activities
   Depreciation and amortization                        214,684     203,749
   Provision for bad debts                               43,000       9,000
   Changes in assets (increase) decrease:
    Rents receivable                                    (47,322)     19,471
    Interest and other receivables                       (4,705)    (10,903)
    Prepaid expenses and other assets                   255,211     272,447
   Changes in liabilities increase (decrease):
    Accounts payable and accrued expenses              (348,979)   (318,028)
     Unearned rental income                               6,881      20,417
                                                      ---------   ---------
    Net cash provided by operating
      activities                                        140,576     281,615
                                                      ---------   ---------

Cash flows from investing activities:
 Interest earned on reserve fund investments             (4,632)     (4,770)
 Capital expenditures                                  (191,943)   (184,738)
 Contributions of cash from operations
  to replacement fund                                   (50,000)   (250,000)
 Reimbursement of expenditures paid by
  housing company from replacement fund                 248,060     168,252
 Contributions from sale of investments                (135,044)          0
 Proceeds of investments from replacement
  funds                                                 134,613           0
                                                      ---------   ---------
  Net cash provided by (used in) investing
   activities                                             1,054    (271,256)
                                                      ---------   ---------

Cash flows from financing activities:
 Payments on long-term debt                             (75,424)    (68,275)
 Payments of bank overdraft                             (18,826)          0
                                                      ---------   ---------
   Net cash used in financing activities                (94,250)    (68,275)
                                                      ---------   ---------

Net increase (decrease) in cash                          47,380     (57,916)
Cash at beginning of period                                   0      65,914
                                                      ---------   ---------
Cash at end of period                                 $  47,380   $   7,998
                                                      =========   =========

Supplemental disclosures of cash flow information:
 Cash paid during the years for:

 Interest                                             $ 316,779   $ 323,949
 Income taxes                                            66,322       4,110


                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1995
                                  (UNAUDITED)


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

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.
          -------------------------------------------

          REVENUE RECOGNITION
          -------------------

          The Company recognizes revenue in the accounting period that corresponds to the month for which rental income is billed. Rents received but not recognized as revenue as of June 30, are recorded as unearned rental income.

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

          Expenditures for maintenance and repairs are charged to operations as incurred (See Note 9). Upon sale or retirement of property, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in operations for the year. Depreciation expense for the periods ended June 30, 1996 and 1995 was approximately $203,000 and $200,000 respectively.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1995



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

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1995




NOTE 3 -  REPLACEMENT, PAINTING AND DECORATING FUNDS
          ------------------------------------------

          Maintenance of these funds is required by the DHCR (See Note 9). These funds were comprised of the following at June 30, 1996:

                                                   1996
                                                ----------

          Cash                                   $ 58,139
          Investments - Treasury Bills             99,766
                                                =========

                                                $ 157,905
                                                =========

NOTE 4 -  LONG-TERM DEBT
          --------------

          Long-term debt represents a mortgage payable to the Greater New York Savings Bank, collateralized by land, buildings and boiler, due July 1, 1997. Monthly payments inclusive of interest at 10% per annum are $63,642 and the balance of the principal is due on July 1, 1997. Principal payments due on this mortgage for the next two years are approximately $79,000 (1996-six months) and $6,008,000 (1997).

NOTE 5 -  DIVIDENDS PAYABLE AND CAPITAL STOCK
          -----------------------------------

          The holders of the Company's capital stock cannot at any time receive, in repayment of their investment, any sums in excess of the par value of the stock together with cumulative dividends at the rate of 6% of par value per annum (without interest). Any surplus in excess of such amounts upon dissolution reverts to the public authorities. Cumulative dividends unpaid to June 30, 1996 amounted to $523,132 or approximately $3.55 per share. Dividends amounting to $19,023 were declared during 1979, but were not paid as of June 30, 1996. Such dividends were approved by the DHCR. No dividends were declared or paid in 1996 or 1995.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1995




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

          Net deferred tax assets in the accompanying balance sheets are as follows:

                                                               June 30, 1996
                                                               -------------

          Total Deferred Tax Asset                             $     487,000
          Less:  Valuation Allowance                                 353,000
                                                               -------------

          Net Deferred Tax Asset                               $     134,000
                                                               =============

          There has been no change in the allowance as of June 30, 1996.

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

NOTE 8 -  PENSION PLAN
          ------------

          Certain employees of the Company are covered under a union sponsored, multi-employer defined benefit pension plan. This plan is not administered by the Company and contributions are determined by the union. Contributions for this plan were approximately $35,000 and $22,000 for the six months ended June 30, 1996 and 1995, respectively.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1995



NOTE 9 -  COMMITMENTS AND CONTINGENCIES
          -----------------------------

          As of June 30, 1996, the Company was in arrears on its contributions as required by DHCR to its' special fund for replacements, painting and decorating in the amount of approximately $886,000 (Note 3).

          The Company has future commitments for expenditures relating to lead paint remediation and asbestos abatement of approximately $400,000 for the years ending December 31, 1996 and 1997. Costs of any additional expenditures relating to the Company's buildings, if necessary, cannot be determined at this time. No costs have been accrued in the financial statements as of June 30, 1996.

NOTE 10 - DEPARTURE FROM GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
          -------------------------------------------------------

          The Company has a policy of expensing appliances as they are purchased, rather than capitalizing these fixed assets to conform with generally accepted accounting principles. Management's experience has indicated that the normal useful life of such appliances (including refrigerators and stoves) were considerably shorter. This departure from generally accepted accounting principles had no effect on net income (loss) for the six months ended June 30, 1996 and 1995.

NOTE 11 - RENTAL INCOME
          -------------

          During April, 1996 the Company received a two step rent increase which was approved by DHCR. The first increase of approximately 5.5% was effective June 1, 1996 and the second increase of approximately 5.3% will be effective June 1, 1997.

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


                                KNICKERBOCKER VILLAGE, INC.:


Dated:  August 13, 1996          By:S/ROBERT GERSHON
                                    -------------------------
                                  ROBERT GERSHON,
                                 Vice President and Treasurer



Dated:  August 13, 1996          By:S/MELVIN GERSHON
                                    ------------------------
                                 MELVIN GERSHON,
                                 Secretary