Form 10QSB
period 1996-09-30
KNICKERBOCKER VILLAGE INC
filed 1996-11-14
CIK 56396

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                                  -----------


(MARK
ONE)

   X           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
 -----           OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996

 _____          TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT

             FOR THE PERIOD OF TRANSITION FROM ________ TO _______
                          COMMISSION FILE NO. 0-1322

                          KNICKERBOCKER VILLAGE, INC.
                          ---------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        NEW YORK                  13-0924285   (STATE OR OTHER JURISDICTION OF
    ---------------              ------------
 (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)   IDENTIFICATION NO.)


            10 MONROE STREET, NEW YORK, N.Y.                  10002
    -------------------------------------------           ------------
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

NO EXHIBITS FILED.

                          KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEET
                            AS OF SEPTEMBER 30, 1996
                                  (UNAUDITED)

                                                                      1996
                                                                   -----------
   ASSETS
   ------

Current Assets:
   Cash                                                            $     9,358
   Rents receivable (less allowance for
     doubtful accounts of $380,000 in 1996)                            284,273
   Interest and other receivables                                       20,127
   Prepaid expenses and other current assets                         1,168,913
   Deferred tax asset, net (Note 6)                                    192,000
                                                                   -----------

        Total Current Assets                                         1,674,671
                                                                   -----------

Special Funds and Deposits:
Funds for replacements, painting and decorating (Notes 3 and 9)         77,967
   Tenants' security deposits - contra                                 634,656
                                                                   -----------
        Total Special Funds and Deposits                               712,623
                                                                   -----------

Fixed Assets, at Cost (Notes 2, 4 and 10)
   Land                                                              3,273,281
   Buildings and building equipment                                 14,143,331
                                                                   -----------
                                                                    17,416,612
   Less:  Accumulated depreciation                                  10,523,555
                                                                   -----------
   Net Fixed Assets                                                  6,893,057
                                                                   -----------

   Other Assets                                                         42,646
                                                                   -----------

        TOTAL ASSETS                                               $ 9,322,997
                                                                   ===========


In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as of September 30, 1996 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                          KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEET
                            AS OF SEPTEMBER 30, 1996
                                  (UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY                        1996
------------------------------------                     ----------

Current Liabilities
   Accounts payable and accrued expenses                 $1,288,278
   Bank overdraft                                            23,127
   Unearned rental income                                    69,593
   Dividends payable (Note 5)                                19,023
   Current portion of debt (Note 4)                         123,453
   Short-term debt expected to be refinanced (Note 4)     5,924,808
                                                         ----------

            Total Current Liabilities                     7,448,282
                                                         ----------

Tenants' Security Deposits - Contra                         634,656
                                                         ----------

           Total Liabilities                              8,082,938
                                                         ----------

Commitments and Contingencies (Notes 8 and 9)

Stockholders' Equity:
   Limited dividend capital stock,
      par value $2.15 per share:
   Authorized - 348,837 shares;
      issued and outstanding - 147,464                      317,048
   Retained earnings (Note 5)                               923,011
                                                         ----------

           Total Stockholders' Equity                     1,240,059
                                                         ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $9,322,997
                                                         ==========

                          KNICKERBOCKER VILLAGE, INC.

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (UNAUDITED)

                                                      1996        1995
                                                   ----------  ----------

Revenues:
  Rentals (Note 11)                                $7,183,866  $6,951,938
  Other income                                         12,196      29,966
                                                   ----------  ----------
                                                    7,196,062   6,981,904
                                                   ----------  ----------

Expenses:
  Wages and related costs                           1,589,392   1,595,838
  Real estate taxes                                   593,758     556,291
  Utilities                                         1,440,262   1,365,614
  Maintenance, repairs and decorating (Note 10)       924,596     832,336
  Depreciation and amortization                       327,240     300,284
  Mortgage and other interest (Note 4)                472,748     483,726
  Management and administrative fee (Note 7)          695,859     632,258
  Miscellaneous operating and general expenses      1,114,155   1,131,866
                                                   ----------  ----------

                                                    7,158,010   6,898,213
                                                   ----------  ----------

Income before income taxes                             38,052      83,691

Provision for income taxes (Note 6)                     7,000      29,000
                                                   ----------  ----------

Net Income                                             31,052      54,691

Retained earnings at beginning of the period          891,959     887,308
                                                   ----------  ----------

Retained earnings at end of the period             $  923,011  $  941,999
                                                   ==========  ==========

Earnings per share                                      $0.21       $0.37
                                                   ==========  ==========

                          KNICKERBOCKER VILLAGE, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                          1996        1995
                                                       ----------  ----------
Cash flows from operating activities
   Net income                                          $  31,052   $  54,691
   Adjustments to reconcile net income
      to net cash provided by operating activities:
   Depreciation and amortization                         327,240     300,284
   Provision for bad debts                                68,000       9,299
   Deferred income taxes                                 (58,000)          0
   Changes in assets (increase) decrease:
     Rents receivable                                    (98,385)    (63,478)
     Interest and other receivables                       (8,748)     66,651
     Prepaid expenses and other assets                   289,364     403,551
   Changes in liabilities increase (decrease):
     Accounts payable and accrued expenses              (319,962)   (271,856)
     Unearned rental income                               26,727       5,619
                                                       ---------   ---------

     Net cash provided by operating activities           257,288     504,761
                                                       ---------   ---------

Cash flows from investing activities:
   Interest earned on reserve fund investments            (6,496)     (8,663)
   Capital expenditures                                 (410,598)   (421,424)
   Contributions of cash from operations to
        replacement fund                                (239,000)   (425,000)
   Reimbursement of expenditures paid by
     housing company from replacement fund               519,396     386,340
   Contributions from sale of investments               (230,362)          0
    Proceeds of investments from replacement funds       229,397           0
                                                       ---------   ---------

    Net cash used in investing activities               (137,663)   (468,747)
                                                       ---------   ---------

Cash flows from financing activities:
   Payments on long-term debt                           (114,568)   (103,709)
   Proceeds of bank overdraft                              4,301       1,781
                                                       ---------   ---------

   Net cash used in financing activities                (110,267)   (101,928)
                                                       ---------   ---------

Net increase (decrease) in cash                            9,358     (65,914)
Cash at beginning of period                                    0      65,914
                                                       ---------   ---------
Cash at end of period                                  $   9,358   $       0
                                                       =========   =========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:

    Interest                                           $ 473,704   $ 484,590
    Income taxes                                          93,267       8,677

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.
         -------------------------------------------

       REVENUE RECOGNITION
       -------------------

The Company recognizes revenue in the accounting period that corresponds to the month for which rental income is billed. Rents received but not recognized as revenue as of September 30, are recorded as unearned rental income.

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

Expenditures for maintenance and repairs are charged to operations as incurred (See Note 9). Upon sale or retirement of property, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in operations for the year. Depreciation expense for the periods ended September 30, 1996 and 1995 was approximately $304,000 and $300,000 respectively.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)


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

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)




NOTE 3 -  REPLACEMENT, PAINTING AND DECORATING FUNDS
          ------------------------------------------

Maintenance of these funds is required by the DHCR (See Note 9). These funds were comprised of the following at September 30, 1996:

                                                1996
                                             ----------

       Cash                                  $   72,977
       Investments - Treasury Bills               4,990
                                             ----------

                                             $   77,967
                                             ==========

NOTE 4 - LONG-TERM DEBT
         --------------

Long-term debt represents a mortgage payable to The Greater New York Savings Bank, collateralized by land, buildings and boiler, due July 1, 1997. Monthly payments inclusive of interest at 10% per annum are $63,642 and the balance of the principal is due on July 1, 1997. Principal payments due on this mortgage for the next two years are approximately $40,000 (1996-three months) and $6,008,000 (1997). The Company is currently negotiating a modification and extension of this mortgage with The Greater New York Savings Bank.

NOTE 5 - DIVIDENDS PAYABLE AND CAPITAL STOCK
         -----------------------------------

The holders of the Company's capital stock cannot at any time receive, in repayment of their investment, any sums in excess of the par value of the stock together with cumulative dividends at the rate of 6% of par value per annum (without interest). Any surplus in excess of such amounts upon dissolution reverts to the public authorities. Cumulative dividends unpaid to September 30, 1996 amounted to $527,887 or approximately $3.58 per share. Dividends amounting to $19,023 were declared during 1979, but were not paid as of September 30, 1996. Such dividends were approved by the DHCR. No dividends were declared or paid in 1996 or 1995.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)



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

       Net deferred tax assets in the accompanying balance sheets are as follows:

                                         September 30, 1996
                                         ------------------

       Total Deferred Tax Asset                $545,000
       Less:  Valuation Allowance               353,000
                                               --------

       Net Deferred Tax Asset                  $192,000
                                               ========
There has been no change in the allowance for the nine months ended of September 30, 1996.


NOTE 7 - MANAGEMENT FEE
         --------------

The management fee, set by DHCR, was paid to Cherry Green Property Corp., the owner of approximately 95% of the outstanding shares of the Company. Such fee is reviewed and adjusted annually effective July 1 of each year, by the DHCR.

On March 8,1996, the DHCR approved a 2.3% increase in the management fee effective July 1, 1995.


NOTE 8 - PENSION PLAN
         ------------

Certain employees of the Company are covered under a union sponsored, multi-employer defined benefit pension plan. This plan is not administered by the Company and contributions are determined by the union. Contributions for this plan were approximately $53,000 and $33,000 for the nine months ended September 30, 1996 and 1995, respectively.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)


NOTE 9 - COMMITMENTS AND CONTINGENCIES
         -----------------------------

As of September 30, 1996, the Company was in arrears on its contributions as required by DHCR to its' special fund for replacements, painting and decorating in the amount of approximately $87,000 (Note 3).

The Company has future commitments for expenditures relating to lead paint remediation and asbestos abatement of approximately $400,000 for the years ending December 31, 1996 and 1997. Costs of any additional expenditures relating to the Company's buildings, if necessary, cannot be determined at this time. No costs have been accrued in the financial statements as of September 30, 1996.

NOTE 10 - DEPARTURE FROM GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
          -------------------------------------------------------

The Company has a policy of expensing appliances as they are purchased, rather than capitalizing these fixed assets to conform with generally accepted accounting principles. Management's experience has indicated that the normal useful life of such appliances (including refrigerators and stoves) were considerably shorter. This departure from generally accepted accounting principles results in a decrease in the Company's net income of approximately $9,000 for each of the nine months ended September 20, 1996 and 1995 respectively.

NOTE 11 - RENTAL INCOME
          -------------

During April, 1996, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 5.5% was effective June 1, 1996 and the second increase of approximately 5.3% will be effective June 1, 1997.

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


                  KNICKERBOCKER VILLAGE, INC.:


Dated:  November 11, 1996        By:S/ROBERT GERSHON
                                    -------------------------
                                      ROBERT GERSHON,
                                      Vice President and Treasurer



Dated:  November 11, 1996        By:S/MELVIN GERSHON
                                    ------------------------
                                      MELVIN GERSHON,
                                      Secretary