Form 10KSB
period 1996-12-31
KNICKERBOCKER VILLAGE INC
filed 1997-04-14
CIK 56396

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
                                  -----------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996     COMMISSION FILE NO. 0-1322
                          -----------------                         ------



                          KNICKERBOCKER VILLAGE, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


       NEW YORK                                           13-0924285
-------------------------------                    -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

10 Monroe Street, New York, New York                           10002
------------------------------------------          ------------------------
(Address of principal Executive Offices)                       Zip Code

Registrant's Telephone Number, including Area Code:     (212) 227-0955
                                                        --------------------
Securities registered pursuant to Section 12(b) of the Act:


                                            Name of each exchange
Title of each class                         on which registered
-------------------                         ---------------------

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

                          Yes     X           No  ____
                                 ----

     State Registrant's revenues for its most recent fiscal year:  $9,578,277
                                                                   ----------

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1997. Approximately $16,000 which is based on par value of the voting stock. No active trading market exists for the Registrant's Capital Stock.

     Indicate the number of shares outstanding of each of the Issuer's classes of Common Stock, as of February 28, 1997.

     Capital Stock, $2.15 par value - 147,464 Shares

DOCUMENTS INCORPORATED BY REFERENCE - NONE

Transitional Small Business Disclosure Format:

                          Yes    ____         No   X
                                                   ----

                          KNICKERBOCKER VILLAGE,  INC.


                      INDEX TO FORM 10-KSB - PARTS I - IV
                      -----------------------------------

                                                     PAGE NO.
                                                     --------
PART    I -

     Item 1.  DESCRIPTION OF BUSINESS...................5-8

     Item 2.  DESCRIPTION OF PROPERTIES.................8-11

     Item 3.  LEGAL PROCEEDINGS.........................11

     Item 4.  SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS.......................11

PART II -

     Item 5.  MARKET FOR THE REGISTRANT'S
              COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS........................11

     Item 6.  MANAGEMENT'S DISCUSSION AND
              ANALYSIS OR PLAN OF OPERATION..............12-14


     Item 7   FINANCIAL STATEMENTS.......................15

     Item 8   CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE.......................15
PART  III -

     Item 9.  DIRECTORS, EXECUTIVE OFFICERS,
              PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH 16(a) OF
              THE EXCHANGE ACT...........................16-17

                                                        Page No.
                                                        --------


     Item 10.  EXECUTIVE COMPENSATION......................17

     Item 11.  SECURITY OWNERSHIP OF CERTAIN
               BENEFICIAL OWNERS AND
               MANAGEMENT..................................18-19

     Item 12.  CERTAIN RELATIONSHIPS AND
               RELATED TRANSACTIONS........................19

PART IV -

    Item 13.   EXHIBITS AND REPORTS ON
               FORM 8-K....................................19

                                     PART I
                                     ------


ITEM 1    DESCRIPTION OF BUSINESS
------    -----------------------


          The Registrant is a "limited dividend housing corporation" created and formed under the New York Private Housing Law on September 5, 1933. The Registrant owns a housing development located at the corners of Monroe, Market, Catherine and Cherry Streets in Manhattan, New York. The properties are managed by Cherry Green Property Corp., the Managing Agent, and is subject to the supervision of the New York State Division of Housing and Community Renewal ("DHCR"), which must approve all management fees and rent increases and contracts in excess of $30,000. (See "Item 12-Certain Relationships and Related Transactions"). Dividends to stockholders are limited by law to six percent (6.0%) of par value on a cumulative basis. The Registrant has not paid any dividends since 1968. As a result, the cumulative dividends unpaid through December 31, 1996, amounted to approximately $533,000 or approximately $3.61 per share. (See Note 6 of Notes to Financial Statements). No dividends were declared or paid during 1996 or 1995. In the event of liquidation, stockholders cannot receive more than the cumulative unpaid dividends, plus the amount of their original investment. Any surplus in excess of such amounts reverts to public authorities.

          The Registrant's properties are managed by Cherry Green Property Corp., pursuant to a Management Contract approved by the DHCR. Cherry Green Property Corp. is a real estate management company, which manages and administers real estate. Cherry Green Property Corp. is the record and beneficial owner of over ninety-five percent (95.0%) of the Registrant's outstanding shares. During 1996, the Registrant paid Cherry Green Property Corp. a management fee approved by the DHCR in the amount of approximately $924,000 compared to approximately $876,000 paid in 1995. (See Exhibit 10.1 annexed hereto and Note 8 of Notes to Financial Statements.) The Registrant employs fifty-five
          (55) persons of which fifty-four (54) persons are full-time employees.

          In 1996, the Registrant received a two step rent increase. The first increase of approximately 5.5% was effective June 1, 1996 and the second increase of approximately 5.3% will be effective June 1, 1997. Accordingly, net rental income in 1996 increased by approximately $256,000 over 1995 amounts. Other income in 1996 decreased approximately $23,000 from 1995 amounts due to a decrease in interest income resulting from lower reserve fund balances. Operating expenses for 1996 increased approximately $250,000, or three percent (3.0%) due to increases in wages and related costs, real estate taxes, utilities, depreciation and amortization, and management fee offset by decreases in mortgage and other interest and miscellaneous operating and general expenses. Wages and related costs increased by approximately $81,000 or approximately four percent (4.0%) in 1996 as compared to 1995. This increase was attributable to an increase in wages and related payroll taxes of approximately $50,000 primarily due to increases in union wage rates, and an increase in employee benefits of approximately $31,000 primarily due to increases in union pension rates. Real estate taxes increased by approximately $36,000 or approximately five percent (5.0%) in 1996 as compared to 1995 due to increases in the New York City tax rates. Utilities increased by approximately $72,000 or approximately four percent (4.0%) in 1996 primarily due to a rise in fuel oil prices during 1996. Depreciation and amortization increased in 1996 as compared to 1995 by approximately $56,000 or approximately twelve percent (12.0%) primarily due to additional depreciation expense incurred on the acquisition of fixed assets.

          Mortgage and other interest decreased by approximately $14,000 or approximately two percent (2.0%) in 1996 as compared to 1995 due to a reduction in the principal balance due on the related mortgage debt. The management fee increased by approximately $48,000 or five percent (5.0%) in 1996 as compared to 1995, due to increases in the management fee, which were approved by the DHCR of 2.3% effective July 1, 1995, and 2.75% effective July 1, 1996. In addition, the Registrant received a management agent financial award in 1996, which was approved by the DHCR, that exceeded the amount received in 1995 by approximately $24,000. Miscellaneous operating and general expenses decreased by approximately $32,000 or approximately two percent (2.0%) in 1996 as compared to 1995, primarily due to a decrease in security costs. The provision for income taxes increased by approximately $34,000 in 1996 compared to 1995, primarily due to reductions in the 1995 deferred tax provision due to changes in the Registrant's valuation allowance. (See
          Note 7 to the Financial Statements, Pages F-10 and F-11.

          RE-FINANCE OF MORTGAGE
          ----------------------

          On January 30, 1997 (the "Closing Date"), Registrant entered into a Consolidation, Modification and Extension Agreement, (the "Loan Agreement") (which is incorporated herein by reference and a copy of which is annexed as Exhibit 10.2 hereto), by and among the Registrant, and The Greater New York Savings Bank (the "Bank" or "Mortgage Lender") (capitalized terms not otherwise defined herein are used herein as set forth in the Loan Agreement) relating to a loan in the principal amount of $6,300,000 (the "Loan Amount"), with a ten (10) year term, (with a five year option to extend the loan as described below) with interest at eight and one-half percent (8 1/2%) per annum. At the time of closing, the principal balance due on the existing mortgage was $5,994,529.72. The Mortgage Increase of $305,470.28 was evidenced by the "GAP" Mortgage and "GAP" Note. The current monthly principal and interest under the Note is $50,729.32, with a monthly escrow for taxes of $103,090.68 and the total monthly payment is $153,820.00. The Loan Agreement provides that the Loan Amount will be repaid at the aforesaid interest rate in equal monthly installments sufficient to repay the Loan Amount in twenty-five (25) years. The Registrant refinanced its existing mortgage with interest at ten percent (10%) per annum from The Greater New York Savings Bank, which had a remaining principal balance of approximately $6,008,000 at December 31, 1996. See Note 5 to Financial Statements, Page F-9. Monthly payments in 1996, inclusive of interest were approximately $64,000. The Loan Agreement has been approved by the DHCR. Principal payments due on the mortgage for the next two (2) years are approximately: $90,000 (1997); and $82,000 (1998). As a result of the refinancing, annual payments of principal and interest due the Bank, will be reduced by approximately $155,000 per annum. Prepayment may be made by the Registrant with thirty (30) days prior written notice to the Bank with a prepayment penalty of: 5% of the outstanding principal balance if prepaid during the first, second or third year of the initial term or the first year of any extended term; 4% of the outstanding principal balance if prepaid during the fourth, fifth or sixth year of the initial term or the second year of any extended term; 3% of the outstanding principal balance if prepaid during the seventh or eighth year of the initial term or the third year of any extended term; 2% of the outstanding principal balance if prepaid during the ninth year of the initial term or the fourth year of any extended term; 1% of the outstanding principal balance if prepaid during the first six months of the tenth year of the initial term or the first six months of the fifth year of any extended term; and there shall be no prepayment penalty during the last six months of the tenth year of the initial term or the last six months of the fifth year of any extended term.

          At Registrant's option, Registrant may extend the Maturity Date to a date which is five (5) years from the Maturity Date, subject to the following terms and conditions:

          (a) Registrant shall give the Mortgage Lender written notice not less than sixty (60) days or greater than six (6) months prior to the Maturity Date;

          (b) Registrant shall not be in default in its obligations under any of the documents evidencing the Mortgage on the date the Registrant exercises its option to extend the Maturity Date and on the Maturity Date;

          (c) Registrant shall pay to the Mortgage Lender an "Extension Fee" equal to one-half (1/2%) percent of the outstanding principal balance of the Mortgage;

          (d) During the extended term, Registrant shall repay the principal balance of the Mortgage outstanding on the Maturity Date with interest at the Extended Term Interest Rate (as hereinafter defined), in equal monthly installments sufficient to repay such principal balance in fifteen (15) years. The term "Extended Term Interest Rate" means a rate that is one hundred seventy-five (175) basis points (1.75%) over the average yield on actively traded United States Treasury securities adjusted to a constant maturity of five (5) years. The Extended Term Interest Rate shall be effective on the Maturity Date and determined on a date which is three (3) days before the Maturity Date. In no instance however, shall the Extended Term Interest Rate be less than the Interest Rate.

          (e) The outstanding principal amount of the Mortgage on the Maturity Date shall not exceed seventy-five percent (75%) of the combined appraised value of the subject Property as based on an appraisal of such Property, which value will be determined by the Mortgage Lender in its sole and absolute discretion and which appraisal shall be prepared by the Mortgage Lender's appraisers at Registrant's sole cost and expense.

          (f) The combined actual net operating income of the subject Property shall exceed the debt service by 1.25 times as determined by the Mortgage Lender in its sole and absolute discretion. Debt service coverage shall be calculated for the twelve (12) calendar month period ending immediately preceding the date the required extension notice is delivered to the Mortgage Lender and shall be based on the outstanding principal balance amount of the Loan on the Maturity Date and the Extended Term Interest Rate.

          (g) To the extent that the Registrant is prohibited from extending the term of the Mortgage solely due to its failure to satisfy both requirements (e) and (f) immediately above, the Registrant may repay principal to the Mortgage Lender in a sufficient amount, as determined by the Mortgage Lender, so as to enable Registrant to satisfy requirements (e) and (f) above based on the reduced principal amount outstanding after such payments are made.

ITEM 2    DESCRIPTION OF PROPERTIES
------    -------------------------

          The Registrant's property consists of twelve (12) apartment buildings, eleven (11) of which are twelve (12) stories high and one which is ten
          (10) stories high, constructed in 1934 at Monroe and Catherine Streets in New York City and consisting of approximately 6,000 rooms in approximately 1,600 apartments with commercial stores on the ground floor of some of the buildings. The Registrant believes that such premises are in satisfactory condition and are suitable for use as residential dwellings and commercial units, as applicable. The buildings, land and boiler are subject to a mortgage in the principal amount of approximately $6,008,000 owing at December 31, 1996. (See
          Item 1 above and Note 5 to Financial Statements.)

          Management believes that the Registrant's properties are adequately covered by insurance.

          The Registrant's residential properties have an occupancy rate of approximately ninety-nine (99%) percent. No tenant occupies ten (10%) percent or more of the rentable square footage of the properties. The Registrant's properties are principally used for rental of residential apartments for low to middle income families. The Registrant has approximately $740,000 in monthly revenue from residential space, with an average effective annual rental per room of $123.00 for the year ended December 31, 1996. The average apartment is three and one-half (3 1/2) rooms. Annual revenues from residential leases was approximately $9,174,000 for the year ended December 31, 1996. Residential leases of which there are approximately sixteen hundred
          (1600), are generally renewed, subject to the terms of the applicable leases and compliance by the tenants with same. The total annual rental income on fifteen (15) commercial leases for the year ended December 31, 1996, was approximately $287,000. Accordingly, gross annual revenue for 1996 from residential leases was ninety six percent (96%) of compared to commercial leases which accounted for three percent (3%) gross annual revenue.

          Real estate taxes on the Registrant's properties were approximately $791,000 for the year ended December 31, 1996. The tax rate for the 1996 tax year was 10.807.

          The Registrant's estimated replacement, repairs and renovation budget and status of projects for June 1, 1996 to May 31, 1997 ("1996 Projects") and June 1, 1997 to May 31, 1998 ("1997 Projects") are as follows:

  1996 PROJECTS                   APPROXIMATE COST
  -------------                   ----------------


Appliance Replacement               $ 60,000.00
Mailbox Replacement                  225,000.00
Terrace/Waterproofing                140,000.00
Lead Paint Abatement                  75,000.00
Elevator Modernization               100,000.00
Consulting Fees                       50,000.00
Boiler Room and
 Playground Studies                   15,000.00
Stairway Repairs                      20,000.00
Plumbing Study                        15,000.00
Waste Storage Coolers                 85,000.00
                                    -----------
  TOTAL:                            $785,000.00

1997 PROJECTS                     APPROXIMATE COST
-------------                     ----------------
Appliance Replacement               $ 60,000.00
Elevator Modernization               100,000.00
Terrace Replacement/Parapet
Rehabilitation                       150,000.00
Lead Paint Abatement                 150,000.00
Stairways Repairs                     20,000.00
Water Distribution                    50,000.00
Asbestos Abatement                   100,000.00
Consultant Fees                       60,000.00
                                    -----------
  TOTAL:                            $700,000.00



          The above estimates are for informational purposes only, and the actual costs of such projects may differ. The cost of these projects are funded from operations, and the money is deposited in an escrow account which is supposed to be funded monthly in an amount of approximately $69,000. However, the Registrant was in arrears in its monthly funding in an amount of approximately $129,000 for the year ended December 31, 1996. (See Notes 4 and 10 to Financial Statements.)

          In 1995, the Registrant obtained a lead paint risk assessment report of its properties at an approximate cost, including fees and expenses of $22,000. In 1995, the Registrant expended approximately $13,000 on asbestos abatement.

          The Registrant made a commitment to its Bank to complete asbestos abatement work in the amount of $200,000 and lead abatement work in the amount of $225,000 at its premises in 1997 and 1998. The costs of additional asbestos abatement or lead paint remediation, if necessary, at the Registrant's properties in excess of the aforesaid amounts can not be determined at this time.

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

          No dividends have been paid since 1968. The holders of Capital Stock cannot, at any time, receive repayment of their investment in excess of the par value of the stock, together with cumulative unpaid dividends at the rate of 6.0% of par value ($2.15 per share) per annum (without interest). Dividends amounting to $19,023 were declared during 1979, but were not paid as of December 31, 1996. No dividends were declared or paid in 1996. Cumulative dividends unpaid as of December 31, 1996 and December 31, 1995 amounted to $532,643 and $513,620 (approximately $3.61 and $3.48 per share), respectively.
          (See Note 6 of Notes to Financial Statements.)

          There are approximately 340 holders of record of the Registrant's Capital Stock as of March 1, 1997.

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS
------    ------------------------------------
          OR PLAN OF OPERATIONS
          ---------------------

          A) Liquidity - As of December 31, 1996, the Registrant had a working capital deficiency of approximately $258,000. At December 31, 1995, the Registrant had a working capital deficiency of approximately $64,000. This decrease is primarily attributable to accounts payable for asbestos removal and lead paint remediation costs of $212,500 at December 31, 1996. (See Note 10 to the Financial Statements, Page F-12). As of December 31, 1996, the Registrant was in arrears on its required contributions to its special fund for replacements, painting and decorating in the amount of approximate $129,000. (See Note 10 to the financial statements, page F-12). During April 1996, the Registrant received a two step rent increase, which was approved by the DHCR. The first increase of approximately 5.5% was effective June 1, 1996 and the second increase of approximately 5.3% will be effective June 1, 1997. (See Item I above and (c) below and
               Note 12 to the Financial Statements, Page F-12). On January 30, 1997 the Registrant entered into an extension and modification agreement with The Greater New York Savings Bank (the "Bank"), which increased the principal amount of the Registrant's mortgage payable to $6,300,000. (See Note 5 to the Financial Statements, Page F-9). The annual payments of principal and interest due to the ("Bank"), will be reduced by approximately $155,000 per annum. Subject to unforeseen circumstances, the two step rent increase effective June 1, 1996 and June 1, 1997 and the extension and modification of the Registrant's mortgage payable, which took place on January 30, 1997, will increase the future liquidity of the Registrant.

          B) Capital Resources - The Registrant has set aside funds for capital improvements and repairs amounting to $115,975 and $350,901 as of December 31, 1996 and 1995. (See Note 4 to the Financial Statements, Page F-9).

          C) Results of Operations - In 1996, the Registrant received a two step rent increase. The first increase of approximately 5.5% was effective June 1, 1996 and the second increase of approximately 5.3% will be effective June 1, 1997. Accordingly, net rental income in 1996 increased by approximately $256,000 over 1995 amounts. Other income in 1996 decreased approximately $23,000 from 1995 amounts due to a decrease in interest income resulting from lower reserve fund balances. Operating expenses for 1996 increased approximately $250,000, or three percent (3.0%) due to increases in wages and related costs, real estate taxes, utilities, depreciation and amortization, and management fee offset by decreases in mortgage and other interest and miscellaneous operating and general expenses. Wages and related costs increased by approximately $81,000 or approximately four percent (4.0%) in 1996 as compared to 1995. This increase was attributable to an increase in wages and related payroll taxes of approximately $50,000 primarily due to increases in union wage rates, and an increase in employee benefits of approximately $31,000 primarily due to increases in union pension rates. Real estate taxes increased by approximately $36,000 or approximately five percent (5.0%) in 1996 as compared to 1995 due to increases in the New York City tax rates. Utilities increased by approximately $72,000 or approximately four percent (4.0%) in 1996 primarily due to a rise in fuel oil prices during 1996. Depreciation and amortization increased in 1996 as compared to 1995 by approximately $56,000 or approximately twelve percent (12.0%) primarily due to additional depreciation expense incurred on the acquisition of fixed assets.

               Mortgage and other interest decreased by approximately $14,000 or approximately two percent (2.0%) in 1996 as compared to 1995 due to a reduction in the principal balance due on the related mortgage debt. The management fee increased by approximately $48,000 or five percent (5.0%) in 1996 as compared to 1995, due to increases in the management fee, which were approved by the DHCR of 2.3% effective July 1, 1995, and 2.75% effective July 1, 1996. In addition the Registrant received a management agent financial award in 1996, which was approved by the DHCR, that exceeded the amount received in 1995 by approximately $24,000. Miscellaneous operating and general expenses decreased by approximately $32,000 or approximately two percent (2.0%) in 1996 as compared to 1995, primarily due to a decrease in security costs. The provision for income taxes increased by approximately $34,000 in 1996 compared to 1995, primarily due to reductions in the 1995 deferred tax provision due to changes in the Registrant's valuation allowance. (See Note 7 to the Financial Statements, Pages F-10 and F-11.

               In 1995, net rental income increased by approximately $341,000 over 1994 amounts, primarily due to a two-step rent increase which was approved by the DHCR in 1994. The first increase of approximately 5.3% was effective November 1, 1993, and the second increase of approximately 5.0% was effective November 1, 1994. Operating expenses for 1995 increased by approximately $346,000 or approximately four percent (4.0%) over 1994 amounts due to increases in real estate taxes, utilities, maintenance, repairs and decorating, depreciation and amortization, and miscellaneous operating expenses offset by decreases in wages and related costs, management fee and provision for doubtful accounts. Wages and related costs decreased by approximately $19,000 or approximately one percent (1.0%) in 1995 as compared to 1994. This decrease was attributable to a reduction in snow removal costs in 1995 as compared to 1994. Real estate taxes increased by approximately $34,000 or approximately five percent (5.0%) in 1995 as compared to 1994 primarily due to increases in the New York City tax rates. Utilities increased by approximately $108,000 or approximately six percent (6.0%) in 1995 as compared to 1994. This increase was primarily attributable to increases in Con Edison's electrical rates and New York City's water and sewer tax rates. Maintenance, repairs and decorating expenses increased by approximately $123,000 or approximately twelve percent (12.0%) in 1995 as compared to 1994. These expenses increased primarily due to increased expenses for terrace replacements, stairway repairs, and plumbing. Depreciation and amortization increased in 1995 as compared to 1994 by approximately $66,000 or approximately seventeen percent (17.0%) primarily due to the acquisition of additional fixed assets. Mortgage and other interest decreased by approximately $14,000 or approximately two percent (2.0%) in 1995 as compared to 1994 due to reductions in the principal balance due on the related mortgage debt. The management fee decreased by approximately $41,000 or approximately four percent (4.0%), primarily due to a decrease in the management agent financial award received in 1995 as compared to 1994. These awards were approved by the DHCR. The provision for doubtful accounts decreased by approximately $42,000 or approximately thirty three percent (33.0%) in 1995 as compared to 1994, due to an increase in bad debts expense in 1994 attributable to the rent increase and retroactive surcharges. Miscellaneous operating and general expenses increased by approximately $132,000 or ten percent (10.0%) in 1995 as compared to 1994. This increase was primarily attributable to additional security guard services of approximately $96,000, and increases in insurance expense of approximately $56,000 offset by a reduction in legal fees of approximately $30,000.

               The Registrant showed net income of approximately $9,000 from operations in 1995 compared to $93,000 from operations for 1994. However, had the Registrant not received a one time gain of approximately $90,000 upon the sale of all its stock in an insurance company, the Registrant's 1994 net income would have been minimal.

ITEM 7    FINANCIAL STATEMENTS
------    --------------------

          Information required by this Item is attached to this Report as pages F-1 through F-12 following Part IV, Item 13.

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------    ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

          None.

                                    PART III
                                    --------


ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
------   PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         ----------------------------------------------------------

                                  Position with  Held   Principal
Name                         Age  Registrant     Since  Occupation
---------------------------  ---  -------------  -----  ---------------

Irene Pletka (1) (2)          55  President and   1977  Commercial
                                  Director              Photographer

Peter Pletka (1) (2)          59  Vice            1992  Physician
                                  President

Howard Kestenberg             40  Director        1992  Real Estate
(3)                                                     Entrepreneur

Robert Gershon                60  Director,       1977  Principal in
(2) (4)                           President             Carl Gerson &
                                  Treasurer             Co., a Real
                                                        Estate Brokerage.


Melvin Gershon                54  Director and    1977  Principal in the firm
(2) (4)                           Secretary             of Carl Gershon & Co.


Ray Knight                    46  Director        1993  Housing Management
                                                        Representative, New York
                                                        State Division of
                                                        Housing and Community
                                                        Renewal.


__________________________________________________
(1)  Dr. Peter Pletka and Mrs. Irene Pletka are husband and wife.
(2) Irene Pletka, Dr. Peter Pletka, Robert Gershon and Melvin Gershon are all shareholders, officers and directors of Cherry Green Property Corp. (See
     Item 11-Security Ownership of Certain Beneficial Owners and Management and
     Item 12-Certain Relationships and Related Transaction).]
(3) Mr. Kestenberg is a shareholder of Cherry Green Property Corp. (See Item 11-Security Ownership of Certain Beneficial Owners and Management and Item 12-Certain Relationships and Related Transaction).]
(4)  Mr. Melvin Gershon and Mr. Robert Gershon are brothers.

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

          Management believes that Cherry Green Property Corp. has made all requisite filings of Form 3, 4 and 5 required to be filed under 16(a) of the Exchange Act relating to the Registrant during the two (2) fiscal years ended December 31, 1996 and 1995, respectively.

ITEM 10   EXECUTIVE COMPENSATION
-------   ----------------------

          During the year ended December 31, 1996, no officer or director of the Registrant received any compensation from the Registrant for his or her services. The Registrant did not grant or award stock options, stock appreciation rights or long-term incentive plans to any of its executive officers in the last fiscal year. The Registrant does not presently maintain a pension plan or other retirement plan for its named executive officers.

          The housing complex owned by the Registrant is managed by Cherry Green Property Corp., pursuant to a management contract approved by the DHCR. Cherry Green was granted an increase its management fee of 2.3%, effective July 1, 1996, pursuant to a Contract for Managing Agents Extension Agreement, approved by the DHCR on October 24, 1996. (See Exhibit 10.1 annexed hereto.) Such fee is reviewed and adjusted annually effective July 1 of each year, by the DHCR. Cherry Green Property Corp. owns over 95.0% of the Registrant's Capital Stock. Several officers and directors of Cherry Green Property Corp. are officers and directors of the Registrant. (See Item 9 herein). During 1996, the Registrant paid Cherry Green Property Corp. a management and administrative fee of $943,000. Such fee was approved by the DHCR. Management and administrative fees increased in 1996 compared to 1995, due to a management agent award of approximately $48,000 granted in 1996. (See Items 1, 9, 11 and 12 and Note 8 of Notes to Financial Statements.)

ITEM 11   SECURITY OWNERSHIP OF CERTAIN
-------   -----------------------------
          BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------

          (a) Security Ownership of Certain Beneficial Owners. Following is a list of those persons known by the Registrant to be the beneficial owners of more than 5% of the outstanding Capital Stock of the Registrant as of December 31, 1996:

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


          (b)  Security Ownership of Management

               As of December 31, 1996, no Directors or Officers owned any shares of the Registrant's Limited Dividend Capital Stock, $2.15 par value. However, the following Officers and Directors of the Registrant own of record and beneficially that percentage of Common Stock of Cherry Green Property Corp. as set forth below:

                                                Percent Owned of Cherry
Name                  Position with Registrant   Green Property Corp.
--------------------  ------------------------  -----------------------

Irene Pletka (1)      Director and President                       53.3

Peter Pletka (1)      Vice President                               53.3

Howard Kestenberg     Director                                     18.3

Robert Gershon (2)    Director, Vice President                      9.6
                      and Treasurer

Melvin Gershon (2)    Director and Secretary                        6.3
-----------------------------------------------------------------------


(1) Such shares of Cherry Green Property Corp. are owned collectively by Mr. and Mrs. Pletka.

(2)  Robert Gershon and Melvin Gershon are brothers.

          (c)  Change in control.

               There are no known arrangements, the application of which may at a subsequent date result in a change in control of the Registrant.

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

          The Registrant is managed by Cherry Green Property Corp., the owner of over 95% of the Registrant's outstanding Capital Stock. Several officers and directors of the Registrant are shareholders, officers and directors of Cherry Green Property Corp. (See Items 1, 9, 10 and 11 herein). During 1996, the Registrant paid Cherry Green Property Corp. a management and administrative fee of $923,000. Such fee was approved by the DHCR pursuant to a contract, effective July 1, 1996. (See Exhibit 10.1 annexed hereto) (See Note 8 of Notes to Financial Statements).

                                    PART IV
                                    -------

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

          (a) The list of Financial Statements and Notes required by Item 7 and by Item 13(a) are set forth on pages F-1 through F-12 attached hereto.

          (b)  Reports on Form 8-K:

               None.

          (c)  Exhibits:

               10.1 - Contract for Managing Agent Extension Agreement, dated as
               of   July 1, 1996, by and between Knickerbocker Village, Inc. and
               Cherry Green Property Corp. and approved by the New York State Division of Housing and Community Renewal on October 24, 1996.

               10.2 - Consolidation, Modification and Extension Agreement, dated January 30, 1997, by and between Knickerbocker Village, Inc. and The Greater New York Savings Bank.

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

Dated:  April 11, 1997
----------------------


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



(Signature and Title) :S/IRENE PLETKA
-------------------------------------------------------------------
              IRENE PLETKA, Director and President

Dated:  April 11, 1997
----------------------



(Signature and Title) :S/PETER PLETKA
-------------------------------------------------------------------
                PETER PLETKA, Vice President

Dated:   April 11, 1997
-----------------------



(Signature and Title) :S/MELVIN GERSHON
-------------------------------------------------------------------
                MELVIN GERSHON, Director and Secretary


Dated:   April 11, 1997
-----------------------

                          KNICKERBOCKER VILLAGE, INC.
                          ---------------------------

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------




Independent Auditor's Report                       F-2

Balance Sheets                                     F-3 to F-4

Statements of Operations and Retained Earnings,
 Years Ended December 31, 1996 and 1995            F-5

Statements of Cash Flows,
 Years Ended December 31, 1996 and 1995            F-6

Notes to Financial Statements                      F-7 to F-12

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

We have audited the accompanying balance sheets of Knickerbocker Village, Inc., as of December 31, 1996 and 1995, and the related statements of operations and retained earnings and cash flows for each of the years in the two-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knickerbocker Village, Inc., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

In our report dated March 8, 1996, we expressed an opinion that the 1995 financial statements did not fairly present financial position, results of operations, and cash flows in conformity with generally accepted accounting principles because the Company's policy of expensing appliances as opposed to capitalizing them as fixed assets was a departure from generally accepted accounting principles. As described in Note 2, the Company has changed its method of accounting for those items and has restated its 1995 financial statements to conform with generally accepted accounting principles. Accordingly, our present opinion on the 1995 financial statements, as presented herein, is different from that expressed in our previous report.



February 10, 1997                        HELD KRANZLER & COMPANY

                          KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995



                                                                                     1996          1995
                                                                                  -----------  ------------
                                                                                                 (Note 2)
Assets
------

Current Assets:
     Cash                                                                        $        415  $        0
     Accounts receivable (less allowance for
       doubtful accounts of $260,000 in 1996
       and $312,000 in 1995)                                                          207,999      253,888
     Interest and other receivables                                                    14,365       11,379
     Prepaid expenses and other current assets (Note 12)                            1,610,943    1,468,277
     Deferred tax asset, net (Note 7)                                                  92,000       46,000
                                                                                  -----------  -----------
              Total Current Assets                                                  1,925,722    1,779,544
                                                                                  -----------  -----------

Special Funds And Deposits:

     Funds for replacements, painting and
       decorating (Notes 4 and 10)                                                    115,975      350,901
     Tenants' security deposits - contra                                              642,628      628,582
                                                                                  -----------  -----------
              Total Special Funds and Deposits                                        758,603      979,483
                                                                                  -----------  -----------

Fixed Assets, At Cost: (Notes 2, 4 and 5)

    Land                                                                            3,273,281    3,273,281
    Buildings and building equipment                                               15,086,968   14,091,733
                                                                                  -----------  -----------
                                                                                   18,360,249   17,365,014
    Less: Accumulated depreciation                                                 10,898,301   10,423,499
                                                                                  -----------  -----------
              Net Fixed Assets                                                      7,461,948    6,941,515
                                                                                  -----------  -----------

Other Assets:

     Deferred tax asset, net (Note 7)                                                  34,000       26,000
     Other Assets                                                                      37,139       55,831
                                                                                  -----------  -----------
              Total Other Assets                                                      71,139       81,831
                                                                                  -----------  -----------

         Total Assets                                                            $10,217,412  $ 9,782,373
                                                                                  ===========  ===========

    The accompanying notes are an integral part of the financial statements

                          KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995



                                                                                               1996          1995
                                                                                            -----------  ------------
Liabilities And Stockholders' Equity                                                                        (Note 2)
------------------------------------

Current Liabilities:
  Accounts payable and accrued expenses (Note 10)                                       $ 1,991,946         $1,608,240
  Unearned rental income                                                                     82,973             42,866
  Dividends payable (Note 6)                                                                 19,023             19,023
  Current portion of long-term debt (Note 5)                                                 90,000            154,699
  Bank Overdraft                                                                                  0             18,826
                                                                                        -----------        -----------

        Total Current Liabilities                                                         2,183,942          1,843,654

Tenants' Security Deposits - Contra                                                         642,628            628,582

Other Liabilities (Note 10)                                                                 212,500                  0

Long-Term Debt, less current portion (Note 5)                                             5,918,130          6,008,130
                                                                                       ------------        -----------

        Total Liabilities                                                                 8,957,200          8,480,366
                                                                                       ------------        -----------

Commitments and Contingencies (Note 10)

Stockholders' Equity:
  Limited dividend capital stock,
   par value $2.15 per share,
    Authorized - 348,837 shares;
     issued and outstanding - 147,464 (Note 6)                                              317,048            317,048

   Retained earnings (Note 2)                                                               943,164            984,959
                                                                                       ------------        -----------

        Total Stockholders' Equity                                                        1,260,212          1,302,007
                                                                                        -----------        -----------

     Total Liabilities And Stockholders' Equity                                        $ 10,217,412       $  9,782,373


    The accompanying notes are an integral part of the financial statements

                          KNICKERBOCKER VILLAGE, INC.
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                    1996         1995
                                                 -----------  -----------
(Note 2)
Revenues:
 Rentals (Note 11)                               $9,564,139    $9,307,966
 Other income                                        14,138        37,633
                                                 ----------    ----------
                                                  9,578,277     9,345,599
                                                 ----------    ----------

Expenses:
 Wages and related costs                          2,243,192     2,162,234
 Real estate taxes                                  790,794       754,653
 Utilities                                        1,844,802     1,772,728
 Maintenance, repairs and decorating              1,119,914     1,121,759
 Depreciation and amortization                      508,519       452,078
 Mortgage and other interest                        623,879       638,146
 Management fee (Note 8)                            923,873       876,183
 Provision for doubtful accounts                     88,000        83,298
 Miscellaneous operating and general expenses     1,439,099     1,471,467
                                                 ----------    ----------

                                                  9,582,072     9,332,546
                                                 ----------    ----------

Income (loss) before income taxes                    (3,795)       13,053

Provision for income taxes (Note 7)                  38,000         3,702
                                                 ----------    ----------

Net income (loss)                                   (41,795)        9,351
                                                 ----------    ----------

Retained earnings at beginning of period
 As previously reported                             891,959       887,308
 Prior period adjustment (Note 2)                    93,000        88,300
                                                 ----------    ----------
 As restated                                        984,959       975,608
                                                 ----------    ----------

Retained earnings at end of period               $  943,164    $  984,959
                                                 ==========    ==========

Net income (loss) per share                          $(0.28)        $0.06
                                                 ==========    ==========




    The accompanying notes are an integral part of the financial statements

                          KNICKERBOCKER VILLAGE, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                     1996        1995
                                                                  ----------  ----------
                                                                               (Note 2)
Cash flows from operating activities:
     Net income (loss)                                            $ (41,795)  $   9,351
     Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
          Depreciation and amortization                             508,519     452,078
          Provision for bad debts                                    88,000      72,000
          Deferred income taxes                                     (54,000)   (131,000)
          Changes in assets (increase) decrease:
               Accounts receivable                                  (42,111)   (144,974)
               Interest and other receivables                        (2,986)     85,532
               Prepaid expenses and other current assets           (142,666)   (101,253)
               Other assets                                         (15,025)          0
          Changes in liabilities increase (decrease):
               Accounts payable and accrued expenses                383,705      77,614
               Unearned rental income                                40,107      (1,563)
               Other liabilities                                    212,500           0
                                                                  ---------   ---------

               Net cash provided by operating activities            934,248     520,291
                                                                  ---------   ---------

Cash Flows From Investing Activities:
     Interest earned on reserve fund investments                     (6,835)          0
     Capital expenditures                                          (995,235)   (670,487)
     Contributions of cash from operations to replacement fund     (404,000)   (366,666)
     Reimbursement of expenditures paid by housing company
     from replacement fund                                          646,661     394,534
     Contributions from sale of investments                        (235,286)   (327,392)
     Proceeds of investments from replacement funds                 234,387     505,016
                                                                  ---------   ---------

          Net cash used in investing activities                    (760,308)   (464,995)
                                                                  ---------   ---------

Cash flows from financing activities:
     Payments on long-term debt                                    (154,699)   (140,036)
     Proceeds from (payments of) bank overdraft                     (18,826)     18,826
                                                                  ---------   ---------

          Net cash used in financing activities                    (173,525)   (121,210)
                                                                  ---------   ---------

Net increase (decrease) in cash                                         415     (65,914)
Cash at beginning of period                                               0      65,914
                                                                  ---------   ---------

Cash at end of period                                             $     415   $       0
                                                                  =========   =========

Supplemental Disclosures Of Cash Flow Information:
     Cash paid during the years for:
     Interest                                                     $ 623,515   $ 639,313
     Income taxes                                                   121,487       4,567

    The accompanying notes are an integral part of the financial statements

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



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

NOTE 2 -  PRIOR PERIOD ADJUSTMENT
          -----------------------

   The balance of retained earnings at December 31, 1995 has been restated from amounts previously reported to reflect an increase of $93,000 ($0.63 per share), resulting from a change in the Company's policy from expensing appliances as purchased to capitalizing the appliances as fixed assets. The change was made to conform with generally accepted accounting principles. Of this amount, $4,700 ($0.03 per share) is applicable to 1995 and has been reflected as a decrease to operating expenses of $7,700, and an increase in the provision for income taxes of $3,000 for that year. The balance of this adjustment (applicable to years prior to 1995) is being credited to retained earnings at January 1, 1995.

NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

      REVENUE RECOGNITION
      -------------------

   The Company recognizes revenue in the accounting period that corresponds to the month for which rental income is billed. Rents received but not recognized as revenue as of December 31, are recorded as unearned rental income.

      ALLOWANCE FOR DOUBTFUL ACCOUNTS
      -------------------------------

   Bad debts are provided for on the allowance method based on historical experience and management's evaluation of outstanding rents receivable.

      FIXED ASSETS
      ------------

   Fixed assets consists primarily of building improvements and equipment and are recorded at cost. Depreciation is provided for financial statement purposes on the straight-line method, over the estimated useful lives of the fixed asset, which range from 5 to 30 years. For federal income tax purposes, depreciation is provided for on the straight-line and accelerated methods.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



FIXED ASSETS, continued
-----------------------

Expenditures for maintenance and repairs are charged to operations as incurred. Upon sale or retirement of property, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in operations for the year. Depreciation expense for the years ended December 31, 1996 and 1995 was approximately $475,000 and $443,000 respectively.

INCOME TAXES
------------

Deferred tax assets and liabilities reflect the tax consequences on future years of differences between the tax bases of assets and liabilities, and their financial reporting amounts, using enacted tax rates in effect for the year in which the differences are expected to reverse.

CONCENTRATION OF CREDIT RISK
----------------------------

The Company places its cash and investments for its Replacement Fund (See
Note 4) with a high quality credit institution. At times such investments may be in excess of FDIC insured limits.

INVESTMENTS
-----------

All investments in the replacement, painting and decorating fund (See Note 4) are available for sale and are carried at fair values.

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

RECLASSIFICATIONS
-----------------

Certain prior year balances have been reclassified to conform with current year classifications.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



      FAIR VALUE OF FINANCIAL INSTRUMENTS, continued
      ----------------------------------------------

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

NOTE 4 -  REPLACEMENT, PAINTING AND DECORATING FUNDS
          ------------------------------------------

   Maintenance of these funds is requested by the Commissioner of Housing and Community Renewal of the State of New York. These funds were comprised of the following at December 31:


                                          1996      1995
                                        --------  --------

Cash                                    $115,975  $118,054
Investments:
 Treasury Bills - Available for sale           0   232,847
                                        --------  --------
                                        $115,975  $350,901
                                        ========  ========

NOTE 5 -  LONG-TERM DEBT
          --------------

   Long-term debt represents a mortgage payable to the Greater New York Savings Bank, ("GNYSB") collateralized by land, buildings and boilers, due July 1, 1997. On January 30, 1997, the Company entered into an extension and modification agreement with the GNYSB for the principal amount of $6,300,000. The extended and modified mortgage is payable in monthly installments of $50,729, inclusive of interest at the rate of 8 1/2% per annum, commencing on March 1, 1997 and due on February 1, 2007. On the maturity date, the Company has the option of paying the remaining principal balance, or entering into a five (5) year extension agreement with the lender. The aggregate maturities for long-term debt for the five years after December 31, 1996 are $90,000, $82,000, $89,000, $97,000 and $105,000, respectively.

NOTE 6 -  DIVIDENDS PAYABLE AND CAPITAL STOCK
          -----------------------------------

   The holders of the Company's capital stock cannot at any time receive, in repayment of their investment, any sums in excess of the par value of the stock together with cumulative dividends at the rate of 6% of par value per annum (without interest). Any surplus in excess of such amounts upon dissolution reverts to the public authorities.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



      DIVIDENDS PAYABLE AND CAPITAL STOCK, continued
      ----------------------------------------------

   Cumulative dividends unpaid to December 31, 1996 amounted to $532,643 or approximately $3.61 per share and unpaid to December 31, 1995 amounted to $513,620 or approximately $3.48 per share. Dividends amounting to $19,023 were declared during 1979, but were not paid as of December 31, 1996. Such dividends were approved by the DHCR. No dividends were declared or paid in 1996 or 1995.


NOTE 7 -    INCOME TAXES
            ------------

   The provision for income taxes for the years ended December 31, 1996 and 1995 consist of the following:

                                            1996          1995
                                         ---------      --------
Current Taxes

  Federal                               $   66,000      $   71,000
  New York City                             26,000          22,000
                                        ----------      ----------
  total                                 $   92,000      $   93,000
                                        ----------      ----------

Deferred Taxes
--------------

  Federal                               $ (40,000)      $  (64,813)
  New York City                           (14,000)         (24,485)
                                        ----------      ----------
  Total                                 $ (54,000)      $  (89,298)
                                        ----------      ----------

Provision For Income Taxes              $  38,000       $    3,702
                                        ==========      ==========

The provision for income taxes differs from amounts computed at statutory rates as follows:

                                             1996           1995
                                          ----------     -----------
  Federal income taxes
    at statuory rate                    $         0      $  2,000

  New York City alternative
    minimum tax, net of
    federal benefit                          14,000        12,000

  Other, net                                 24,000       (10,298)
                                         ----------      ----------


    Total                               $    38,000      $  3,702

                                        ===========      ===========

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


      INCOME TAXES, continued
      -----------------------

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1996 and December 31, 1995, the net deferred tax assets of $126,000 and $72,000 respectively, were included in the Company's balance sheets as follows:
                                                           1996        1995
                                                         --------   --------

          Deferred tax asset, net
               - Current                                $  92,000   $  46,000
          Deferred tax asset, net
               - Long term                                 34,000      26,000
                                                        ---------   ---------
          Deferred tax asset, net                       $ 126,000   $  72,000
                                                        =========   =========

Significant components of the Company's net deferred tax asset are as follows:

                                                             1996        1995
                                                           ---------  --------
          Tax effects of:
           Accounts receivable                           $ 104,000   $ 125,000
           Unearned rental income                           33,000      17,000
           Buildings and building equipment                369,000     258,000
                                                         ---------   ---------
          Gross deferred tax asset                         506,000     400,000
          Valuation allowance                             (380,000)   (328,000)
                                                         ---------   ---------
          Net deferred tax asset                         $ 126,000   $  72,000
                                                         =========   =========


   Management believes that a valuation allowance is appropriate given the current estimates of future taxable income, as well as consideration of available tax planning strategies. If the company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However, if the Company achieves profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income. The net change in the valuation allowance for the years ended December 31, 1996 and 1995 was an increase of $52,000 and a decrease of $133,000, respectively.

NOTE 8 -  MANAGEMENT FEE
          --------------

   The management fee, set by DHCR, was paid to Cherry Green Property Corp., (Cherry Green), the owner of approximately 95% of the outstanding shares of the Registrant. Such fee is reviewed and adjusted annually effective July 1 of each year, by the DHCR.

   On March 8, 1996 and October 24, 1996 the DHCR approved increases in the management fee of 2.3% effective July 1, 1995 and 2.75% effective July 1, 1996, respectively. The increase effective July 1, 1995 was accrued in the financial statements as of December 31, 1995.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



NOTE 9 -  PENSION PLAN
          ------------

   Certain employees of the Company are covered under a union sponsored, multi-employer defined benefit pension plan. This plan is not administered by the Company and contributions are determined by the union. The Company's contributions for this plan were approximately $71,000 and $43,000 for the years ended December 31, 1996 and 1995, respectively.

NOTE 10-  COMMITMENTS AND CONTINGENCIES
          -----------------------------

   As of December 31, 1996, the Company was in arrears on its contributions as requested by DHCR to its' special fund for replacements, painting and decorating in the amount of approximately $129,000 (Note 4). The Company, in accordance with the extension and modification agreement with it's bank dated January 30, 1997, (note 5) has made a commitment to complete asbestos abatement work and lead paint remediation work of approximately $425,000 in 1997 and 1998. These costs have been accrued in the financial statements as of December 31, 1996. The costs of any additional asbestos abatement or lead paint remediation, if necessary, in excess of the amounts accrued at December 31, 1996, can not be determined at this time.

NOTE 11-  RENTAL INCOME
          -------------

   During April 1996, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 5.5% was effective June 1, 1996 and the second increase of approximately 5.3% will be effective June 1, 1997.

NOTE 12-  PREPAID EXPENSES AND OTHER CURRENT ASSETS
          -----------------------------------------

   Prepaid expenses and other current assets in the accompanying balance sheets are as follows:
                                   1996        1995
                                ----------  ----------

      Escrow Account            $  277,083  $  230,461
      Prepaid:
          Insurance                514,696     523,859
          Water and Sewer          202,854     232,461
          Real Estate Taxes        415,687     396,723
          Federal Income Tax        70,835           0
          NYC Corp. Tax             30,000           0
          Interest                       0      15,194
          Supplies                  76,179      66,602
          Expenses - Other          23,609       2,977
                                ----------  ----------
               TOTAL            $1,610,943  $1,468,277
                                ==========  ==========