Form 10QSB
period 1997-03-31
KNICKERBOCKER VILLAGE INC
filed 1997-05-27
CIK 56396

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                FORM 10-QSB
                                -----------
(Mark
 One)
 ---
  X
 ---

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1997


---

---
                 TRANSITION REPORT UNDER SECTION 13 OR 15 (D)
                              OF THE EXCHANGE ACT

     For the period of transition from _______________ to _______________
                          Commission File No. 0-1322

                          KNICKERBOCKER VILLAGE, INC.
                          ---------------------------
            (Exact name of registrant as specified in its Charter)



          NEW YORK                                   13-0924285
-------------------------------                     ------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


   10 Monroe Street, New York, N.Y.                         10002
---------------------------------------                 ------------
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


                                   YES  X     NO
                                      ------    ------

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report is 147,464, $2.15 par value.

Total number of sequentially numbered pages - 14
No exhibits filed.

                                  FORM 10-QSB
                          KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEET
                             AS OF MARCH 31, 1997
                                  (UNAUDITED)

    Assets
    ------
Current Assets:

  Cash                                                                      $    59,695
  Accounts receivable (less allowance for doubtful accounts of $265,000)        181,318
  Interest and other receivables                                                 25,188
  Prepaid expenses and other current assets (Note 12)                         1,352,956
  Deferred tax asset, net (Note 7)                                               36,000
                                                                            -----------
       Total Current Assets                                                   1,655,157
                                                                            -----------

Special Funds And Deposits:

  Funds for replacements, painting and decorating (Notes 4 and 10)              145,044
  Tenants' security deposits - contra                                           642,272
                                                                            -----------
       Total Special Funds and Deposits                                         787,316
                                                                            -----------

Fixed Assets, At Cost: (Notes 2, 3 and 5)

    Land                                                                      3,273,281
    Buildings and building equipment                                         15,169,718
                                                                            -----------
                                                                             18,442,999
  Less: Accumulated depreciation                                             11,020,936
                                                                            -----------
       Net Fixed Assets                                                       7,422,063
                                                                            -----------

Other Assets:

  Deferred tax asset, net (Note 7)                                              105,000
  Other Assets                                                                  138,126
                                                                            -----------
       Total Other Assets                                                       243,126
                                                                            -----------

    Total Assets                                                            $10,107,662
                                                                            ===========


In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at March 31, 1997 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                                  FORM 10-QSB
                          KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEET
                             AS OF MARCH 31, 1997
                                  (UNAUDITED)



    Liabilities And Stockholders' Equity
    ------------------------------------

Current Liabilities:

   Accounts payable and accrued expenses (Note 10)    $ 1,605,580
   Unearned rental income                                  79,282
   Dividends payable                                       19,023
   Current portion of long-term debt (Note 5)              77,257
                                                      -----------

            Total Current Liabilities                   1,781,142

Tenants' Security Deposits - Contra                       642,272

Other Liabilities (Note 10)                               201,650

Long-Term Debt, less current portion (Note 5)           6,216,639
                                                      -----------

            Total Liabilities                           8,841,703
                                                      -----------

Commitments and Contingencies (Note 10)

Stockholders' Equity:
   Limited dividend capital stock,
    par value $2.15 per share,
     Authorized - 348,837 shares;
     issued and outstanding - 147,464 (Note 6)            317,048

   Retained earnings                                      943,911
                                                      -----------

            Total Stockholders' Equity                  1,265,959
                                                      -----------

       Total Liabilities And Stockholders' Equity     $10,107,662
                                                      ===========


                                  FORM 10-QSB
                          KNICKERBOCKER VILLAGE, INC.
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
              FOR THE THREE MONTHS ENDED  MARCH 31, 1997 AND 1996
                                  (UNAUDITED)


                                                     1997        1996
                                                  ----------  -----------
Revenues:
  Rentals (Note 11)                               $2,401,871  $2,289,471
  Other income                                         2,513      36,454
                                                  ----------  ----------
                                                   2,404,384   2,325,925
                                                  ----------  ----------

Expenses:
  Wages and related costs                            575,514     543,729
  Real estate taxes                                  207,844     198,361
  Utilities                                          440,340     512,939
  Maintenance, repairs and decorating                266,714     264,614
  Depreciation and amortization                      146,022     103,738
  Mortgage and other interest                        145,465     157,284
  Management fee (Note 8)                            221,677     218,830
  Miscellaneous operating and general expenses       375,061     350,774
                                                  ----------  ----------

                                                   2,378,637   2,350,269
                                                  ----------  ----------

Income (loss) before income taxes                     25,747     (24,344)

Provision for income taxes (Note 7)                   20,000       6,000
                                                  ----------  ----------

Net income (Loss)                                      5,747     (30,344)
                                                  ----------  ----------

Retained earnings at beginning of period
  As previously reported                             943,164     891,959
  Prior period adjustment (Note 2)                         0      93,000
                                                  ----------  ----------
  As restated                                        943,164     984,959
                                                  ----------  ----------

Retained earnings at end of period                $  948,911  $  954,615
                                                  ==========  ==========

Net income (loss) per share                            $0.04      $(0.21)
                                                  ==========  ==========


                                  FORM 10-QSB
                          KNICKERBOCKER VILLAGE, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                   1997         1996
                                                               ------------  ----------
Cash flows from operating activities:
  Net income (loss)                                            $     5,747   $ (30,344)
  Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
       Depreciation and amortization                               146,022     103,738
       Provision for bad debts                                       3,043           0
       Deferred income taxes                                       (15,000)          0
       Changes in assets (increase) decrease:
            Rents receivable                                        23,638      17,387
            Interest and other receivables                         (10,823)    (14,912)
            Prepaid expenses and other current assets              257,987     105,756
            Other assets                                          (124,374)          0
       Changes in liabilities increase (decrease):
            Accounts payable and accrued expenses                 (386,366)   (240,903)
            Unearned rental income                                  (3,691)      6,757
            Other liabilities                                      (10,850)          0
                                                               -----------   ---------
       Net cash used in operating activities                      (114,667)    (52,521)
                                                               -----------   ---------

Cash Flows From Investing Activities:
  Interest earned on reserve fund investments                         (622)     (4,043)
  Capital expenditures                                             (82,750)    (10,919)
  Contributions of cash from operations to replacement fund       (140,440)    (25,000)
  Reimbursement of expenditures paid by housing company
  from replacement fund                                            111,993     186,572
  Contributions from sale of investments                                 0     (57,472)
  Proceeds of investments from replacement funds                         0      56,930
                                                               -----------   ---------
  Net cash provided by (used in) investing activities             (111,819)    146,068
                                                               -----------   ---------

Cash flows from financing activities:
  Proceeds on refinanced mortgage                                6,300,000
  Payments on pre-existing mortgage debt                        (6,008,130)    (37,239)
  Payments on long-term debt                                        (6,014)          0
  Payments of  bank overdraft                                            0     (18,826)
                                                               -----------   ---------
  Net cash provided by (used in) financing activities              285,766     (56,065)
                                                               -----------   ---------

Net increase  in cash                                               59,280      37,482
Cash at beginning of period                                            415           0
                                                               -----------   ---------
Cash at end of period                                          $    59,695   $  37,482
                                                               ===========   =========

Supplemental Disclosures Of Cash Flow Information:
  Cash paid during the period for:
  Interest                                                     $   150,951   $ 157,594
  Income taxes                                                      10,000      26,542


                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996


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

NOTE 2 -  PRIOR PERIOD ADJUSTMENT
          -----------------------

     The balance of retained earnings at January 1, 1996, has been restated from amounts previously reported to reflect an increase of $93,000 ($0.63 per share), resulting from a change in the Company's policy from expensing appliances as purchased to capitalizing the appliances as fixed assets.
     The change was made to conform with generally accepted accounting principles.

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

     Expenditures for maintenance and repairs are charged to operations as incurred. Upon sale or retirement of property, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in operations for the year. Depreciation expense for the three months ended March 31, 1997 and 1996 was approximately $123,000 and $102,000, respectively.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996



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

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996



     IMPAIRMENT OF LONG-LIVED ASSETS
     -------------------------------

     In accordance with SFAS No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of", the Company reviews it long-lived assets, including property and equipment, and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value.

NOTE 4 -   REPLACEMENT, PAINTING AND DECORATING FUNDS
           ------------------------------------------

     Maintenance of these funds is requested by the Commissioner of Housing and Community Renewal of the State of New York. These funds were comprised of the following at March 31, 1997:

        Cash                                                $145,044
        Investments: Treasury Bills - Available for sale           0
                                                            --------
                                                            $145,044
                                                            ========

NOTE 5 -   LONG-TERM DEBT
           --------------

     On January 30, 1997, the Company entered into an extension and modification agreement with The Greater New York Savings Bank for the principal amount of $6,300,000 ("Modification Agreement"). The mortgage is payable in monthly installments of $50,729, inclusive of interest at the rate of 8 1/2% per annum, commencing on March 1, 1997 and due on February 1, 2007.
     On the maturity date, the Company may pay the remaining principal balance, or extend the term of the mortgage for an additional five (5) years. The mortgage is collaterallized by land, buildings and boilers. The aggregate maturities for long-term debt for the five years after March 31, 1997 are $77,257, $83,000, $91,000, $99,000 and $108,000, respectively.

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

     Cumulative dividends unpaid to March 31, 1997 amounted to $532,643 or approximately $3.61 per share. Dividends amounting to $19,023 were declared during 1979, but were not paid as of March 31, 1997. Such dividends were approved by the DHCR. No dividends were declared or paid in 1997 or 1996.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996



NOTE 7 -    INCOME TAXES
            ------------

     The provision for income taxes for the three months ended March 31, 1997 and 1996 consist of the following:

                                                              1997        1996
                                                             ------      ------
      Current Taxes
      --------------
            Federal                                           $  8,000   $    0
            New York City                                       27,000    6,000
                                                              --------   ------
            Total                                             $ 35,000   $6,000
                                                              --------   ------

        Deferred Taxes
        --------------

            Federal                                           $(14,000)  $    0
            New York City                                       (1,000)       0
                                                              --------   ------
            Total                                             $(15,000)  $    0
                                                              --------   ------

        Provision For Income Taxes                            $ 20,000   $6,000
                                                              ========   ======
     The provision for income taxes differs from amounts computed at statutory rates as follows:

                                                                 1997     1996
                                                             --------   ------
        Federal income taxes
            at statutory rate                                $ 11,000   $    0

        New York City alternative minimum
            tax, net of federal benefit                         5,000    6,000

        Other, net                                              4,000        0
                                                             --------   ------

            Total                                            $ 20,000   $6,000
                                                             ========   ======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At March 31, 1997, the net deferred tax assets of $141,000 was included in the Company's balance sheet as follows:


        Deferred tax asset, net
            - Current                             $ 36,000
        Deferred tax asset, net
            - Long term                            105,000
                                                  --------
        Deferred tax asset, net                   $141,000
                                                  ========

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996



     INCOME TAXES, continued
     -----------------------

     Significant components of the Company's net deferred tax asset at March 31, 1997 are as follows:

                 Tax effects of:
                 Accounts receivable                       $ 113,000
                 Unearned rental income                       34,000
                 Buildings and building equipment            420,000
                                                           ---------
               Gross deferred tax asset                      567,000
               Valuation allowance                          (426,000)
                                                           ---------

               Net deferred tax asset                      $ 141,000
                                                           =========

     Management believes that a valuation allowance is appropriate given the current estimates of future taxable income, as well as consideration of available tax planning strategies. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However, if the Company achieves profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income. The net change in the valuation allowance for the three months ended March 31, 1997 was an increase of $46,000.

NOTE 8 -  MANAGEMENT FEE
          --------------

     The management fee, set by DHCR, was paid to Cherry Green Property Corp., (Cherry Green), the owner of approximately 95% of the outstanding shares of the Company. Such fee is reviewed and may be adjusted annually, effective July 1 of each year, by the DHCR.

     On March 8, 1996 and October 24, 1996 the DHCR approved increases in the management fee of 2.3% effective July 1, 1995 and 2.75% effective July 1, 1996, respectively.

NOTE 9 -  PENSION PLAN
          ------------

     Certain employees of the Company are covered under a union sponsored, multi-employer defined benefit pension plan. This plan is not administered by the Company and contributions are determined by the union. The Company's contributions for this plan were approximately $18,000 and $17,000 for the three months ended March 31, 1997 and 1996, respectively.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996



NOTE 10-  COMMITMENTS AND CONTINGENCIES
          -----------------------------

     As of March 31, 1997, the Company was in arrears on its contributions as requested by DHCR to its' special fund for replacements, painting and decorating in the amount of approximately $196,000 (Note 4). The Company, in accordance with the Modification Agreement with it's bank dated January 30, 1997 (Note 5), has made a commitment to complete asbestos abatement work and lead paint remediation work of approximately $425,000 in 1997 and 1998. Remaining costs of approximately $414,000 have been accrued in the financial statements as of March 31, 1997. The costs of any additional asbestos abatement or lead paint remediation, if necessary, in excess of the amounts accrued at March 31, 1997, can not be determined at this time.

NOTE 11-  RENTAL INCOME
          -------------

     During April 1996, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 5.5% was effective June 1, 1996 and the second increase of approximately 5.3% will be effective June 1, 1997.

NOTE 12-  PREPAID EXPENSES AND OTHER CURRENT ASSETS
          -----------------------------------------

     Prepaid expenses and other current assets in the accompanying balance sheet at March 31, 1997 are as follows:

     Escrow Account          $  512,987
     Prepaid:
        Insurance               445,058
        Water and Sewer         101,427
        Real Estate Taxes       207,844
        Supplies                 76,178
        Expenses - Other          9,462
                             ----------
            TOTAL            $1,352,956
                             ==========

                                  FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC
                     MANAGEMENTS DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATION
                                 MARCH 31, 1997
                                  (UNAUDITED)


Liquidity - As of March 31, 1997 the Registrant had a working capital deficit of approximately $126,000 and was in arrears on its contributions to its special fund for replacements, painting and decorating of approximately $196,000 as discussed further in Note 10 to the financial statements.

On January 30, 1997, the Registrant entered into an extension and modification agreement with The Greater New York Savings Bank for the principal amount of $6,300,000 (see Note 5 to the financial statements). As a result of this mortgage extension and modification agreement, the Registrant's annual debt service will be reduced by approximately $155,000 per annum, effective on March 1, 1997.

During April 1996, the Registrant received a two step rent increase which was approved by the Division of Housing and Community Renewal. The first increase of approximately 5.5% was effective June 1, 1996. The second increase of approximately 5.3% will be effective June 1, 1997.

Capital resources - The Registrant has set aside funds for capital improvements and repairs amounting to approximately $145,044 as of March 31, 1997.

Results of operations - During the three months ended March 31, 1997, total revenues increased as compared to the three months ended March 31, 1996, by approximately 3% due primarily to the rent increase referred to above, partially offset by decreases in commercial rental income, interest income and other charges to tenants.

Operating expenses increased by approximately $28,000 or approximately 1.2% during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Increases in wages and related costs, depreciation and amortization and miscellaneous operating and general expenses were offset by decreases in utilities and mortgage and other interest. Wages and related costs increased by approximately $32,000 or approximately 5.8%, primarily do to increases in union wage rates, union pension rates and related payroll taxes. Depreciation and amortization increased by approximately $42,000 or approximately 40.8% primarily due to the write off of mortgage costs of approximately $21,000 related to the company's pre-existing mortgage debt, and additional depreciation expense incurred on the acquisition of fixed assets. Miscellaneous operating and general expenses increased by approximately $24,000 or approximately 6.9%, primarily due to increases in legal and consulting fees. Utilities decreased by approximately $73,000 or approximately 16.5%, primarily due to reductions in fuel oil prices and the City of New York's frontage charges. Mortgage and other interest decreased by approximately $12,000 or approximately 8.1% primarily due to the refinancing of the Company's mortgage debt.

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


                  KNICKERBOCKER VILLAGE, INC.:


Dated:  May 20, 1997          By: S/ROBERT GERSHON
                                  -------------------------
                                  ROBERT GERSHON,
                                  Vice President and Treasurer



Dated:  May  20, 1997         By: S/MELVIN GERSHON
                                  ------------------------
                                  MELVIN GERSHON,
                                  Secretary