Form 10QSB
period 1997-06-30
KNICKERBOCKER VILLAGE INC
filed 1997-08-14
CIK 56396

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark                           FORM 10-QSB
 One)                           -----------
[X]
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 1997
[_]
                  TRANSITION REPORT UNDER SECTION 13 OR 15 (D)

                              OF THE EXCHANGE ACT

      For the period of transition from                 to
                                        ---------------    ---------------

                           Commission File No. 0-1322

                          KNICKERBOCKER VILLAGE, INC.
                          ---------------------------
             (Exact name of registrant as specified in its Charter)



          NEW YORK                                                13-0924285
-------------------------------                        -----------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


   10 Monroe Street, New York, N.Y.                              10002
-----------------------------------------              -----------------------
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

Total number of sequentially numbered pages - 15
No exhibits filed.

                                  FORM 10-QSB
                          KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEET
                              AS OF JUNE 30, 1997
                                  (UNAUDITED)

Assets
------
Current Assets:
 Cash                                                                      $    54,537
 Accounts receivable (less allowance for doubtful accounts of $270,000)        236,261
 Interest and other receivables                                                  1,701
 Prepaid expenses and other current assets (Note 13)                         1,240,306
 Deferred tax asset, net (Note 8)                                               38,000
                                                                           -----------
    Total Current Assets                                                     1,570,805
                                                                           -----------
Special Funds And Deposits:

 Funds for replacements, painting and decorating (Notes 4 and 11)              172,208
 Tenants' security deposits - contra                                           647,043
                                                                           -----------
    Total Special Funds and Deposits                                           819,251
                                                                           -----------

Fixed Assets, At Cost: (Notes 2, 3 and 5)

  Land                                                                       3,273,281
  Buildings and building equipment                                          15,289,448
                                                                           -----------
18,562,729
 Less: Accumulated depreciation                                             11,150,309
                                                                           -----------
    Net Fixed Assets                                                         7,412,420
                                                                           -----------

Other Assets:

 Deferred tax asset, net (Note 8)                                              112,000
 Other Assets                                                                  134,641
                                                                           -----------
    Total Other Assets                                                         246,641
                                                                           -----------

   Total Assets                                                            $10,049,117
                                                                           ===========

In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at June 30, 1997 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                                  FORM 10-QSB
                          KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEET
                              AS OF JUNE 30, 1997
                                  (UNAUDITED)


    Liabilities And Stockholders' Equity
    ------------------------------------

Current Liabilities:
  Accounts payable and accrued expenses (Note 11)          $ 1,406,962
  Unearned rental income                                        88,409
  Dividends payable (Note 7)                                    19,023
  Current portion of long-term debt (Note 5)                    78,355
  Current portion of capital lease obligation (Note 6)           3,555
                                                           -----------

       Total Current Liabilities                             1,596,304

Tenants' Security Deposits - Contra                            647,043

Other Liabilities (Note 11)                                    201,650

Long-Term Debt, less current portion (Note 5)                6,196,967

Captial Lease Obligation, less current portion (Note 6)          6,412
                                                           -----------

       Total Liabilities                                     8,648,376
                                                           -----------

Commitments and Contingencies (Note 11)

Stockholders' Equity:
  Limited dividend capital stock,
  par value $2.15 per share,
     Authorized - 348,837 shares;
     issued and outstanding - 147,464 (Note 7)                 317,048

  Retained earnings                                          1,083,693
                                                           -----------

       Total Stockholders' Equity                            1,400,741
                                                           -----------

    Total Liabilities And Stockholders' Equity             $10,049,117
                                                           ===========

                                  FORM 10-QSB
                          KNICKERBOCKER VILLAGE, INC.
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                FOR THE SIX MONTHS ENDED  JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                    1997        1996
                                                 ----------  ----------
Revenues:
 Rentals (Note 12)                               $4,919,746  $4,714,689
 Other income                                         3,054       8,196
                                                 ----------  ----------
                                                  4,922,800   4,722,885
                                                 ----------  ----------
Expenses:
 Wages and related costs                          1,151,210   1,094,983
 Real estate taxes                                  415,687     396,723
 Utilities                                          792,372     926,905
 Maintenance, repairs and decorating                509,089     546,032
 Depreciation and amortization                      278,881     214,684
 Mortgage and other interest                        284,257     316,150
 Management and administrative fee (Note 9)         442,954     433,970
 Miscellaneous operating and general expenses       760,821     734,632
                                                 ----------  ----------

                                                  4,635,271   4,664,079
                                                 ----------  ----------

Income before income taxes                          287,529      58,806

Provision for income taxes (Note 8)                 147,000      37,000
                                                 ----------  ----------

Net income                                          140,529      21,806
                                                 ----------  ----------

Retained earnings at beginning of period
 As previously reported                             943,164     891,959
 Prior period adjustment (Note 2)                         0      93,000
                                                 ----------  ----------
 As restated                                        943,164     984,959
                                                 ----------  ----------

Retained earnings at end of period               $1,083,693  $1,006,765
                                                 ==========  ==========

Earnings per share                               $     0.95  $     0.15
                                                 ==========  ==========

                                  FORM 10-QSB
                          KNICKERBOCKER VILLAGE, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                   1997         1996
                                                               ------------  ----------
Cash flows from operating activities:
  Net income                                                   $   140,529   $  21,806
  Adjustments to reconcile net income to net
  cash used in operating activities:
       Depreciation and amortization                               278,881     214,684
       Provision for bad debts                                       8,043      43,000
       Deferred income taxes                                       (24,000)          0
       Changes in assets (increase) decrease:
            Rents receivable                                       (36,305)    (47,322)
            Interest and other receivables                          12,664      (4,705)
            Prepaid expenses and other current assets              370,637     255,211
            Other assets                                          (124,375)          0
       Changes in liabilities increase (decrease):
            Accounts payable and accrued expenses                 (584,984)   (348,979)
            Unearned rental income                                   5,436       6,881
            Other liabilities                                      (10,850)          0
                                                               -----------   ---------
       Net cash provided by operating activities                    35,676     140,576
                                                               -----------   ---------

Cash Flows From Investing Activities:
  Interest earned on reserve fund investments                       (1,019)     (4,632)
  Capital expenditures                                            (192,024)   (191,943)
  Contributions of cash from operations to replacement fund       (324,441)    (50,000)
  Reimbursement of expenditures paid by housing company
  from replacement fund                                            269,227     248,060
  Contributions from sale of investments                                 0    (135,044)
  Proceeds of investments from replacement funds                         0     134,613
                                                               -----------   ---------
  Net cash provided by (used in) investing activities             (248,257)      1,054
                                                               -----------   ---------

Cash flows from financing activities:
  Proceeds on refinanced mortgage                                6,300,000           0
  Payments on pre-existing mortgage debt                        (6,008,130)    (75,424)
  Payments on long-term debt                                       (24,678)          0
  Payments on capital lease obligations                               (489)          0
  Payments of bank overdraft                                             0     (18,826)
                                                               -----------   ---------
  Net cash provided by (used in) financing activities              266,703     (94,250)
                                                               -----------   ---------

Net increase in cash                                                54,122      47,380
Cash at beginning of period                                            415           0
                                                               -----------   ---------
Cash at end of period                                          $    54,537   $  47,380
                                                               ===========   =========

Supplemental Disclosures Of Cash Flow Information:
  Cash paid during the period for:
  Interest                                                     $   284,387   $ 316,779
  Income taxes                                                      36,000      66,322

Supplemental Schedule Of Noncash Investing and
Financing Activities:
  A captial lease obligation of $10,456 was incurred when the Company entered into a lease for new equipment

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996



NOTE 1 -  CORPORATE ORGANIZATION
          ----------------------

          Knickerbocker Village, Inc. (the Company), is a public, limited dividend housing company formed pursuant to the Housing Laws of the State of New York, on September 5, 1933. The Company is regulated by the Division of Housing and Community Renewal (DHCR), a New York State regulatory agency. The Company is located in lower Manhattan and operates approximately 1,600 rental units ranging in size from studios through three bedroom apartments.

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

          Expenditures for maintenance and repairs are charged to operations as incurred. Upon sale or retirement of property, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in operations for the year. Depreciation expense for the six months ended June 30, 1997 and 1996 was approximately $252,000 and $203,000, respectively.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996



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

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1997 AND 1996


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

NOTE 4 -   REPLACEMENT, PAINTING AND DECORATING FUNDS
           ------------------------------------------

           Maintenance of these funds is requested by the Commissioner of Housing and Community Renewal of the State of New York. These funds were comprised of the following at June 30, 1997:

             Cash                                                $172,208
             Investments: Treasury Bills - Available for sale           0
                                                                 --------
                                                                 $172,208
                                                                 ========

NOTE 5 -   LONG-TERM DEBT
           --------------

           On January 30, 1997, the Company entered into an extension and modification agreement with The Greater New York Savings Bank for the principal amount of $6,300,000 ("Modification Agreement"). The mortgage is payable in monthly installments of $50,729, inclusive of interest at the rate of 8 1/2% per annum, commencing on March 1, 1997 and due on February 1, 2007. On the maturity date, the Company may pay the remaining principal balance, or extend the term of the mortgage for an additional five (5) years. The mortgage is collaterallized by land, buildings and boilers. The aggregate maturities for long-term debt for the five years after June 30, 1997 are $78,355, $85,000, $93,000, $101,000 and $110,000, respectively.

NOTE 6 -  CAPITAL LEASE OBLIGATIONS
          -------------------------

          The Company leases certain equipment under an agreement which is classified as a capital lease. The equipment lease has a purchase option at the end of the lease term. Leased captial assets included in buildings and building equipment at June 30, 1997 is as follows:

            Building Equipment          $20,356
            Accumulated Depreciation      1,939
                                        -------
                                        $18,417
                                        =======

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996



     Future minimum payments under noncancellable captial leases are as follows at June 30, 1997:


                                                 Year Ending June 30
                                                 -------------------
        1998                                                 $ 4,817
        1999                                                   4,817
        2000                                                   4,015
                                                             -------

        Total minimum lease payments                          13,649
        Amounts representing interest                          3,682
                                                             -------
        Present value of net minimum payments                  9,967
        Current portion                                        3,555
                                                             -------

                                                             $ 6,412
                                                             =======

NOTE 7 -  DIVIDENDS PAYABLE AND CAPITAL STOCK
          -----------------------------------

          The holders of the Company's capital stock cannot at any time receive, in repayment of their investment, any sums in excess of the par value of the stock together with cumulative dividends at the rate of 6% of par value per annum (without interest). Any surplus in excess of such amounts upon dissolution reverts to the public authorities.

          Cumulative dividends unpaid to June 30, 1997 amounted to $532,643 or approximately $3.61 per share. Dividends amounting to $19,023 were declared during 1979, but were not paid as of June 30, 1997. Such dividends were approved by the DHCR. No dividends were declared or paid in 1997 or 1996.


NOTE 8 -    INCOME TAXES
            ------------

            The provision for income taxes for the six months ended June 30, 1997 and 1996 consist of the following:

                                             1997      1996
                                           --------   -------
      Current Taxes
      --------------
            Federal                        $133,000   $22,000
            New York City                    38,000    15,000
                                           --------   -------
            Total                          $171,000   $37,000
                                           --------   -------
      Deferred Taxes
      --------------
            Federal                        $(21,000)  $     0
            New York City                    (3,000)        0
                                           --------   -------
            Total                          $(24,000)  $     0
                                           --------   -------

        Provision For Income Taxes         $147,000   $37,000
                                           ========   =======

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996



     The provision for income taxes differs from amounts computed at statutory rates as follows:

                                                         1997     1996
                                                       --------  -------
        Federal income taxes
            at statutory rate                          $ 98,000  $22,000

        New York City corporation
            tax, net of federal benefit                  17,000   15,000

        Other, net                                       32,000        0
                                                       --------  -------

            Total                                      $147,000  $37,000
                                                       ========  =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 30, 1997, the net deferred tax assets of $150,000 was included in the Company's balance sheet as follows:


        Deferred tax asset, net
            - Current                                   $  38,000
        Deferred tax asset, net
            - Long term                                   112,000
                                                        ---------
        Deferred tax asset, net                         $ 150,000
                                                        =========

 Significant components of the Company's net deferred tax asset at June 30, 1997 are as follows:

        Tax effects of:
         Accounts receivable                            $ 116,000
         Unearned rental income                            38,000
         Buildings and building equipment                 447,000
                                                        ---------
        Gross deferred tax asset                          601,000
        Valuation allowance                              (451,000)
                                                        ---------

        Net deferred tax asset                          $ 150,000
                                                        =========


     Management believes that a valuation allowance is appropriate given the current estimates of future taxable income, as well as consideration of available tax planning strategies. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However, if the Company achieves profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income. The net change in the valuation allowance for the six months ended June 30, 1997 was an increase of $71,000.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996



NOTE 9 -  MANAGEMENT FEE
          --------------

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

NOTE 10-  PENSION PLAN
          ------------

          Certain employees of the Company are covered under a union sponsored, multi-employer defined benefit pension plan. This plan is not administered by the Company and contributions are determined by the union. The Company's contributions for this plan were approximately $36,000 and $35,000 for the six months ended June 30, 1997 and 1996, respectively.

NOTE 11-  COMMITMENTS AND CONTINGENCIES
          -----------------------------

          As of June 30, 1997, the Company was in arrears on its contributions as requested by DHCR to its' special fund for replacements, painting and decorating in the amount of approximately $219,000 (Note 4). The Company, in accordance with the Modification Agreement with it's bank dated January 30, 1997 (Note 5), has made a commitment to complete asbestos abatement work and lead paint remediation work of approximately $425,000 in 1997 and 1998. Remaining costs of approximately $414,000 have been accrued in the financial statements as of June 30, 1997. The costs of any additional asbestos abatement or lead paint remediation, if necessary, in excess of the amounts accrued at June 30, 1997, can not be determined at this time.

NOTE 12-  RENTAL INCOME
          -------------

          During April 1996, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 5.5% was effective June 1, 1996 and the second increase of approximately 5.3% was effective June 1, 1997.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996


NOTE 13-  PREPAID EXPENSES AND OTHER CURRENT ASSETS
          -----------------------------------------

          Prepaid expenses and other current assets in the accompanying balance sheet at June 30, 1997 are as follows:

           Escrow Account          $  456,978
           Prepaid:
              Insurance               299,327
              Water and Sewer               0
              Real Estate Taxes       401,132
              Supplies                 76,178
              Interest                  4,403
              Expenses - Other          2,288
                                   ----------
                  TOTAL            $1,240,306
                                   ==========

                                  FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC
                     MANAGEMENTS DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATION
                                 JUNE 30, 1997
                                  (UNAUDITED)


Liquidity - As of June 30, 1997 the Registrant had a working capital deficit of approximately $25,000 and was in arrears on its contributions to its special fund for replacements, painting and decorating of approximately $219,000, as discussed further in Note 11 to the financial statements.

On January 30, 1997, the Registrant entered into an extension and modification agreement with The Greater New York Savings Bank for the principal amount of $6,300,000 (see Note 5 to the financial statements). As a result of this mortgage extension and modification agreement, the Registrant's annual debt service will be reduced by approximately $155,000 per annum, effective as of March 1, 1997.

During April 1996, the Registrant received a two step rent increase which was approved by the Division of Housing and Community Renewal. The first increase of approximately 5.5% was effective June 1, 1996. The second increase of approximately 5.3% was effective June 1, 1997.

Capital resources - The Registrant has set aside funds for capital improvements and repairs amounting to approximately $172,000 as of June 30, 1997.

Results of operations - During the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, total revenues increased by approximately $200,000 or approximately 4.2%, due primarily to the rent increase referred to above, partially offset by decreases in commercial rental income, interest income and other charges to tenants.

Operating expenses decreased by approximately $29,000 or approximately 0.6% during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Decreases in utilities, maintenance, repairs and decorating and mortgage and other interest were offset by increases in wages and related costs, real estate taxes, depreciation and amortization and miscellaneous operating and general expenses. Utilities decreased by approximately $135,000 or approximately 14.5%, primarily due to reductions in fuel oil prices, electrical consumption and the City of New York's frontage charges. Maintenance, repairs and decorating decreased by approximately $37,000 or approximately 6.8%, primarily due to higher plumbing and heating expenses incurred in 1996 offset by increases in painting expenses during 1997. Mortgage and other interest decreased by approximately $32,000 or approximately 10.0%, primarily due to the refinancing of the Company's mortgage debt (See Note 5 to the financial statements). Wages and related costs increased by approximately $56,000 or approximately 5.1%, primarily due to increases in union wage rates, union pension rates and related payroll taxes. Real estate taxes increased by approximately $19,000 or approximately 4.8%, primarily due to an increase in the property's assessed valuation for the tax year ended June 30, 1997.
Depreciation and amortization increased by approximately $64,000 or approximately 29.9% primarily due to the write off of mortgage costs of approximately $21,000 related to the Company's pre-existing mortgage debt, and additional depreciation expense incurred on the acquisition of fixed assets. Miscellaneous operating and general expenses increased by approximately $26,000 or approximately 3.6%, primarily due to increases in legal fees, and security and protection offset by decreases in collection losses and insurance expense. The provision for income taxes increased by approximately $110,000 or approximately 297.3%, primarily due to an increase in income before income taxes.

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


                  KNICKERBOCKER VILLAGE, INC.:


 ated:  August 11, 1997          By: /s/ ROBERT GERSHON
                                    -------------------------
                                    ROBERT GERSHON,
                                    Vice President and Treasurer



Dated:  August 11, 1997         By: /s/ MELVIN GERSHON
                                   ------------------------
                                   MELVIN GERSHON,
                                   Secretary