Form 10QSB
period 1997-09-30
KNICKERBOCKER VILLAGE INC
filed 1997-11-14
CIK 56396

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

Mark                              FORM 10-QSB
One)                              -----------

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 1997

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15 (D)
                              OF THE EXCHANGE ACT

      For the period of transition from _______________ to _______________
                           Commission File No. 0-1322


                          KNICKERBOCKER VILLAGE, INC.
                          ---------------------------
             (Exact name of registrant as specified in its Charter)



                NEW YORK                                     13-0924285
   ----------------------------------------             ------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)


       10 Monroe Street, New York, N.Y.                        10002
   ----------------------------------------             ------------------
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


                                              YES  X    NO
                                                 -----    -----



The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report is 147,464, $2.15 par value.

Total number of sequentially numbered pages - 16
No exhibits filed.

                                  FORM 10-QSB
                          KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEET
                            AS OF SEPTEMBER 30, 1997
                                  (UNAUDITED)

Assets
-----------
Current Assets:
  Cash                                                                      $    96,714
  Accounts receivable (less allowance for doubtful accounts of $303,000)        181,879
  Interest and other receivables                                                 18,271
  Prepaid expenses and other current assets (Note 13)                         1,151,463
  Deferred tax asset, net (Note 8)                                               67,000
                                                                            -----------
       Total Current Assets                                                   1,515,327
                                                                            -----------

Special Funds And Deposits:

  Funds for replacements, painting and decorating (Notes 4 and 11)              255,353
  Tenants' security deposits - contra                                           655,531
                                                                            -----------
       Total Special Funds and Deposits                                         910,884
                                                                            -----------

Fixed Assets, At Cost: (Notes 2, 3, 5 and 6)

    Land                                                                      3,273,281
    Buildings and building equipment                                         15,375,878
                                                                            -----------
                                                                             18,649,159
  Less: Accumulated depreciation                                             11,283,001
                                                                            -----------
       Net Fixed Assets                                                       7,366,158
                                                                            -----------

Other Assets:

  Deferred tax asset, net (Note 8)                                              212,000
  Other Assets                                                                  131,156
                                                                            -----------
       Total Other Assets                                                       343,156
                                                                            -----------

    Total Assets                                                            $10,135,525
                                                                            ===========



In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at September 30, 1997 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                                  FORM 10-QSB
                          KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEET
                            AS OF SEPTEMBER 30, 1997
                                  (UNAUDITED)



    Liabilities And Stockholders' Equity
    ------------------------------------

Current Liabilities:
  Accounts payable and accrued expenses (Note 11)          $ 1,534,702
  Unearned rental income                                        68,818
  Dividends payable (Note 7)                                    19,023
  Current portion of long-term debt (Note 5)                    80,032
  Current portion of capital lease obligation (Note 6)           3,555
                                                           -----------

       Total Current Liabilities                             1,706,130

Tenants' Security Deposits - Contra                            655,531

Other Liabilities (Note 11)                                    180,500

Long-Term Debt, less current portion (Note 5)                6,176,319

Captial Lease Obligation, less current portion (Note 6)          5,522
                                                           -----------

       Total Liabilities                                     8,724,002
                                                           -----------

Commitments and Contingencies (Note 11)

Stockholders' Equity:
  Limited dividend capital stock,
  par value $2.15 per share,
     Authorized - 348,837 shares;
     issued and outstanding - 147,464 (Note 7)                 317,048

  Retained earnings                                          1,094,475
                                                           -----------

       Total Stockholders' Equity                            1,411,523
                                                           -----------

    Total Liabilities And Stockholders' Equity             $10,135,525
                                                           ===========

                                  FORM 10-QSB
                          KNICKERBOCKER VILLAGE, INC.
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
             FOR THE NINE MONTHS ENDED  SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)


                                                     1997        1996
                                                  ----------  ----------
Revenues:
  Rentals (Note 12)                               $7,472,684  $7,183,866
  Other income                                         4,122      12,196
                                                  ----------  ----------
                                                   7,476,806   7,196,062
                                                  ----------  ----------

Expenses:
  Wages and related costs                          1,729,152   1,634,470
  Real estate taxes                                  616,253     593,758
  Utilities                                        1,424,985   1,440,262
  Maintenance, repairs and decorating                861,789     879,518
  Depreciation and amortization                      415,056     327,240
  Mortgage and other interest                        422,058     472,748
  Management and administrative fee (Note 9)         669,479     695,859
  Miscellaneous operating and general expenses     1,157,723   1,114,155
                                                  ----------  ----------

                                                   7,296,495   7,158,010
                                                  ----------  ----------

Income before income taxes                           180,311      38,052

Provision for income taxes (Note 8)                   29,000       7,000
                                                  ----------  ----------

Net income                                           151,311      31,052
                                                  ----------  ----------

Retained earnings at beginning of period
  As previously reported                             943,164     891,959
  Prior period adjustment (Note 2)                         0      93,000
                                                  ----------  ----------
  As restated                                        943,164     984,959
                                                  ----------  ----------

Retained earnings at end of period                $1,094,475  $1,016,011
                                                  ==========  ==========

Earnings per share                                     $1.03       $0.21
                                                  ==========  ==========

                                  FORM 10-QSB
                          KNICKERBOCKER VILLAGE, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                   1997         1996
                                                               ------------  ----------
Cash flows from operating activities:
  Net income                                                   $   151,311   $  31,052
  Adjustments to reconcile net income to net
  cash used in operating activities:
       Depreciation and amortization                               415,056     327,240
       Provision for bad debts                                      41,043      68,000
       Deferred income taxes                                      (153,000)    (58,000)
       Changes in assets (increase) decrease:
            Rents receivable                                       (14,923)    (98,385)
            Interest and other receivables                          (3,906)     (8,748)
            Prepaid expenses and other current assets              463,478     289,364
            Other assets                                          (124,374)          0
       Changes in liabilities increase (decrease):
            Accounts payable and accrued expenses                 (457,244)   (319,962)
            Unearned rental income                                 (14,155)     26,727
            Other liabilities                                      (32,000)          0
                                                               -----------   ---------
       Net cash provided by operating activities                   271,286     257,288
                                                               -----------   ---------

Cash Flows From Investing Activities:
  Interest earned on reserve fund investments                       (1,912)     (6,496)
  Capital expenditures                                            (278,454)   (410,598)
  Contributions of cash from operations to replacement fund       (591,441)   (239,000)
  Reimbursement of expenditures paid by housing company
  from replacement fund                                            453,976     519,396
  Contributions from sale of investments                                 0    (230,362)
  Proceeds of investments from replacement funds                         0     229,397
                                                               -----------   ---------
  Net cash used in investing activities                           (417,831)   (137,663)
                                                               -----------   ---------

Cash flows from financing activities:
  Proceeds on refinanced mortgage                                6,300,000           0
  Payments on pre-existing mortgage debt                        (6,008,130)          0
  Payments on long-term debt                                       (43,649)   (114,568)
  Payments on capital lease obligations                             (5,377)      4,301
  Payments of bank overdraft                                             0           0
                                                               -----------   ---------
  Net cash provided by (used in) financing activities              242,844    (110,267)
                                                               -----------   ---------

Net increase in cash                                                96,299       9,358
Cash at beginning of period                                            415           0
                                                               -----------   ---------
Cash at end of period                                          $    96,714   $   9,358
                                                               ===========   =========

Supplemental Disclosures Of Cash Flow Information:
  Cash paid during the period for:
  Interest                                                     $   423,000   $ 473,704
  Income taxes                                                      65,000      93,267

Supplemental Schedule Of Noncash Investing and
Financing Activities:
     A captial lease obligation of $10,456 was incurred when the Company entered into a lease for new equipment

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997 AND 1996



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

          Expenditures for maintenance and repairs are charged to operations as incurred. Upon sale or retirement of property, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in operations for the year. Depreciation expense for the nine months ended September 30, 1997 and 1996 was approximately $385,000 and $304,000, respectively.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997 AND 1996


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

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997 AND 1996



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

NOTE 4 -   REPLACEMENT, PAINTING AND DECORATING FUNDS
           ------------------------------------------

          Maintenance of these funds is requested by the Commissioner of Housing and Community Renewal of the State of New York. These funds were comprised of the following at September 30, 1997:


           Cash                                                $255,353
           Investments: Treasury Bills - Available for sale           0
                                                               --------
                                                               $255,353
                                                               ========

NOTE 5 -  LONG-TERM DEBT
          --------------

          On January 30, 1997, the Company entered into an extension and modification agreement with The Greater New York Savings Bank for the principal amount of $6,300,000 ("Modification Agreement"). The mortgage is payable in monthly installments of $50,729, inclusive of interest at the rate of 8 1/2% per annum, commencing on March 1, 1997 and due on February 1, 2007. On the maturity date, the Company may pay the remaining principal balance, or extend the term of the mortgage for an additional five (5) years. The mortgage is collaterallized by land, buildings and boilers. The aggregate maturities for long-term debt for the five years after September 30, 1997 are approximately $80,000, $87,000, $95,000, $103,000 and $112,000, respectively.

NOTE 6 -  CAPITAL LEASE OBLIGATIONS
          -------------------------

          The Company leases certain equipment under an agreement which is classified as a capital lease. The equipment lease has a purchase option at the end of the lease term. Leased captial assets included in buildings and building equipment at September 30, 1997 is as follows:


          Building Equipment          $20,356
          Accumulated Depreciation      2,908
                                      -------
                                      $17,448
                                      =======

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997 AND 1996



          Future minimum payments under noncancellable captial leases are as follows at September 30, 1997:

           Year Ending September 30
           ------------------------

           1998                                              $ 4,817
           1999                                                4,817
           2000                                                2,810
                                                             -------

           Total minimum lease payments                       12,444
           Amounts representing interest                       3,367
                                                             -------
           Present value of net minimum payments               9,077
           Current portion                                     3,555
                                                             -------

                                                             $ 5,522
                                                             =======

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

          Cumulative dividends unpaid to September 30, 1997 amounted to $532,643 or approximately $3.61 per share. Dividends amounting to $19,023 were declared during 1979, but were not paid as of September 30, 1997. Such dividends were approved by the DHCR. No dividends were declared or paid in 1997 or 1996.


NOTE 8 -  INCOME TAXES
          ------------

          The provision for income taxes for the nine months ended September 30, 1997 and 1996 consist of the following:


                                              1997        1996
                                         --------------  -------
           Current Taxes
           --------------
               Federal                       $ 141,000   $47,000
               New York City                    41,000    19,000
                                             ---------   -------
               Total                         $ 182,000   $66,000
                                             ---------   -------

           Deferred Taxes
           --------------
               Federal                       $(129,000)  $45,000
               New York City                   (24,000)   14,000
                                             ---------   -------
               Total                         $(153,000)  $59,000
                                             ---------   -------

           Provision For Income Taxes        $  29,000   $ 7,000
                                             =========   =======

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997 AND 1996



        The provision for income taxes differs from amounts computed at statutory rates as follows:

                                                  1997         1996
                                               ----------   ----------
           Federal income taxes
               at statutory rate                $ 62,000     $13,000

           New York City corporation
               tax, net of federal benefit        11,000       2,000
           Other, net                            (44,000)     (8,000)
                                                --------     -------

               Total                            $ 29,000     $ 7,000
                                                ========     =======

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 1997, the net deferred tax assets of $279,000 was included in the Company's balance sheet as follows:


           Deferred tax asset, net
               - Current                          $  67,000
           Deferred tax asset, net
               - Long term                          212,000
                                                  ---------
           Deferred tax asset, net                $ 279,000
                                                  =========

        Significant components of the Company's net deferred tax asset at September 30, 1997 are as follows:

           Tax effects of:
            Accounts receivable                   $ 130,000
            Unearned rental income                   29,000
            Buildings and building equipment        500,000
                                                  ---------
           Gross deferred tax asset                 659,000
           Valuation allowance                     (380,000)
                                                  ---------

           Net deferred tax asset                 $ 279,000
                                                  =========

        Management believes that a valuation allowance is appropriate given the current estimates of future taxable income, as well as consideration of available tax planning strategies. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However, if the Company achieves profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income. There was no change in the valuation allowance for the nine months ended September 30, 1997.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997 AND 1996



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

NOTE 10-  PENSION PLAN
          ------------

          Certain employees of the Company are covered under a union sponsored, multi-employer defined benefit pension plan. This plan is not administered by the Company and contributions are determined by the union. The Company's contributions for this plan were approximately $54,000 and $53,000 for the nine months ended September 30, 1997 and 1996, respectively.

NOTE 11-  COMMITMENTS AND CONTINGENCIES
          -----------------------------

          As of September 30, 1997, the Company was in arrears on its contributions as requested by DHCR to its' special fund for replacements, painting and decorating in the amount of approximately $157,000 (Note 4). The Company, in accordance with the Modification Agreement with it's bank dated January 30, 1997 (Note 5), has made a commitment to complete asbestos abatement work and lead paint remediation work of approximately $425,000 in 1997 and 1998. Remaining costs of approximately $393,000 have been accrued in the financial statements as of September 30, 1997. The costs of any additional asbestos abatement or lead paint remediation, if necessary, in excess of the amounts accrued at September 30, 1997, can not be determined at this time.

NOTE 12-  RENTAL INCOME
          -------------

          During April 1996, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 5.5% was effective June 1, 1996 and the second increase of approximately 5.3% was effective June 1, 1997.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997 AND 1996



NOTE 13-  PREPAID EXPENSES AND OTHER CURRENT ASSETS
          -----------------------------------------

          Prepaid expenses and other current assets in the accompanying balance sheet at September 30, 1997 are as follows:

          Escrow Account              $  334,370
          Prepaid:
             Insurance                   149,438
             Water and Sewer             324,058
             Real Estate Taxes           200,566
             Supplies                     76,178
             Federal Income Tax           53,065
             Prepaid NYC Corp. Tax        12,000
             Interest                      1,788
             Expenses - Other                  0
                                      ----------
                 TOTAL                $1,151,463
                                      ==========

                                  FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC
                     MANAGEMENTS DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATION
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)



Liquidity - As of September 30, 1997 the Registrant had a working capital deficit of approximately $191,000 and was in arrears on its contributions to its special fund for replacements, painting and decorating of approximately $157,000, as discussed further in Note 11 to the financial statements.

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

Capital resources - The Registrant has set aside funds for capital improvements and repairs amounting to approximately $255,000 as of September 30, 1997.

Results of operations - During the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, total revenues increased by approximately $281,000 or approximately 3.9%, due primarily to the rent increase referred to above, partially offset by decreases in retroactive surcharges, commercial rental income, interest income and other charges to tenants.

Operating expenses decreased by approximately $138,000 or approximately 1.9% during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Decreases in utilities, maintenance, repairs and decorating, mortgage and other interest and management and administration fee were offset by increases in wages and related costs, real estate taxes, depreciation and amortization and miscellaneous operating and general expenses. Utilities decreased by approximately $15,000 or approximately 1.1%, primarily due to reductions in fuel oil prices and electrical consumption offset by increases in the City of New York's frontage charges. Maintenance, repairs and decorating decreased by approximately $18,000 or approximately 2.0%, primarily due to higher plumbing and heating expenses incurred in 1996 offset by increases in painting expenses during 1997. Management and administration fee decreased by approximately $26,000 or approximately 3.8% primarily due to the receipt of the management financial award in 1996. Mortgage and other interest decreased by approximately $51,000 or approximately 10.7%, primarily due to the refinancing of the Company's mortgage debt (See Note 5 to the financial statements). Wages and related costs increased by approximately $95,000 or approximately 5.8%, primarily due to increases in union wage rates, union pension rates and related payroll taxes. Real estate taxes increased by approximately $22,000 or approximately 3.8%, primarily due to an increase in the property's assessed valuation for the tax year ended June 30, 1997. Depreciation and amortization increased by approximately $88,000 or approximately 26.8% primarily due to the write off of mortgage costs of approximately $21,000 related to the Company's pre-existing mortgage debt, and additional depreciation expense incurred on the acquisition of fixed assets. Miscellaneous operating and general expenses increased by approximately $44,000 or approximately 3.9%, primarily due to increases in legal fees, and security and protection offset by decreases in collection losses and insurance expense. The provision for income taxes increased by approximately $22,000 or approximately 314.3%, primarily due to an increase in income before income taxes.

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




                         KNICKERBOCKER VILLAGE, INC.:


Dated:  November 11, 1997           By:   S/ROBERT GERSHON
                                       ----------------------------
                                            ROBERT GERSHON,
                                       Vice President and Treasurer



Dated:  November 11, 1997           By:     S/MELVIN GERSHON
                                       ----------------------------
                                              MELVIN GERSHON,
                                                Secretary