Form 10KSB
period 1997-12-31
KNICKERBOCKER VILLAGE INC
filed 1998-03-30
CIK 56396

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
                                  -----------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997     COMMISSION FILE NO. 0-1322
                          -----------------                         ------



                          KNICKERBOCKER VILLAGE, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter

             NEW YORK                                               13-0924285
-------------------------------------------------------------   ------------------
                                                               (I.R.S. Employer
(State or other jurisdiction of incorporation                   Identification No.)
or organization)

10 Monroe Street, New York, New York                                    10002
-------------------------------------------------------------      --------------
(Address of principal Executive Offices)                              Zip Code

Registrant's Telephone Number, including Area Code:                (212) 227-0955
Securities registered pursuant to Section 12(b) of the Act:        --------------

                                         Name of each exchange
Title of each class                      on which registered
-------------------                      -----------------------

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

                          Yes     X           No
                                 ----           ----

     State Registrant's revenues for its most recent fiscal year:$10,040,000.00
                                                                 --------------

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1998. Approximately $16,000 which is based on par value of the voting stock. No active trading market exists for the Registrant's Capital Stock.

     Indicate the number of shares outstanding of each of the Issuer's classes of Common Stock, as of February 28, 1998.

     Capital Stock, $2.15 par value - 147,464 Shares

DOCUMENTS INCORPORATED BY REFERENCE - NONE

Transitional Small Business Disclosure Format:

                          Yes                 No   X
                                ----               ----

                          KNICKERBOCKER VILLAGE,  INC.


                      INDEX TO FORM 10-KSB - PARTS I - IV
                      -----------------------------------

                                                                    PAGE NO.
                                                                    --------
PART    I -


     Item 1.  DESCRIPTION OF BUSINESS.................................5-8


     Item 2.  DESCRIPTION OF PROPERTIES...............................9-10


     Item 3.  LEGAL PROCEEDINGS.......................................11

     Item 4.  SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS.....................................11

PART II -

     Item 5.  MARKET FOR THE REGISTRANT'S
              COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.....................................11

     Item 6.  MANAGEMENT'S DISCUSSION AND
              ANALYSIS OR PLAN OF OPERATION...........................11-14

     Item 7.  FINANCIAL STATEMENTS....................................14

     Item 8.  CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE....................................14

PART  III -

     Item 9.  DIRECTORS, EXECUTIVE OFFICERS,
              PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH 16(a) OF
              THE EXCHANGE ACT........................................15-16

                                                                    Page No.
                                                                    --------


     Item 10.  EXECUTIVE COMPENSATION.................................16

     Item 11.  SECURITY OWNERSHIP OF CERTAIN
               BENEFICIAL OWNERS AND
               MANAGEMENT.............................................17

     Item 12.  CERTAIN RELATIONSHIPS AND
               RELATED TRANSACTIONS...................................18

PART IV -

     Item 13.  EXHIBITS AND REPORTS ON
               FORM 8-K...............................................18

                                     PART I
                                     ------


ITEM 1    DESCRIPTION OF BUSINESS
------    -----------------------


The Registrant is a "limited dividend housing corporation" created and formed under the New York Private Housing Law on September 5, 1933. The Registrant owns a housing development located at the corners of Monroe, Market, Catherine and Cherry Streets in Manhattan, New York. The properties are managed by Cherry Green Property Corp., the Managing Agent, and is subject to the supervision of the New York State Division of Housing and Community Renewal ("DHCR"), which must approve all management fees and rent increases and contracts in excess of $30,000. (See "Item 12-Certain Relationships and Related Transactions"). Dividends to stockholders are limited by law to six percent (6.0%) of par value on a cumulative basis. The Registrant has not paid any dividends since 1968.
As a result, the cumulative dividends unpaid through December 31, 1997, amounted to approximately $552,000 or approximately $3.74 per share. (See Note 7 of Notes to Financial Statements). No dividends were declared or paid during 1997 or 1996. In the event of liquidation, stockholders cannot receive more than the cumulative unpaid dividends, plus the amount of their original investment. Any surplus in excess of such amounts reverts to public authorities.

The Registrant's properties are managed by Cherry Green Property Corp., pursuant to a Management Contract approved by the DHCR. Cherry Green Property Corp. is a real estate management company, which manages and administers real estate. Cherry Green Property Corp. is the record and beneficial owner of over ninety-five percent (95.0%) of the Registrant's outstanding shares. During 1997, the Registrant paid Cherry Green Property Corp. a management fee approved by the DHCR in the amount of approximately $945,000 compared to approximately $924,000 paid in 1996. (See Exhibit 10.1 annexed hereto and Note 9 of Notes to Financial Statements.) The Registrant employs fifty-four (54) persons, all of whom are full-time employees.

In 1996, the Registrant received a two step rent increase. The first increase of approximately 5.5% was effective June 1, 1996 and the second increase of approximately 5.3% was effective June 1, 1997. Accordingly, net rental income in 1997 increased by approximately $466,000 over 1996 amounts, primarily due to the two step rent increase referred to above, partially offset by decreases in retroactive surcharges, commercial rental income and other charges to tenants. Other income in 1997 decreased by approximately $5,000 from 1996 amounts primarily due to a decrease in interest income resulting from lower reserve fund balances. Operating expenses for 1997 increased by approximately $234,000, or 2.4%, due to increases in wages and related costs, real estate taxes, utilities, maintenance, repairs and decorating, depreciation and amortization, management and administration fees and miscellaneous operating and general expenses offset by decreases in mortgage and other interest and the provision for doubtful accounts. Wages and related costs increased by approximately $107,000 or approximately five percent (5.0%) in 1997 as compared in 1996. This increase was attributable to the hiring of an environment coordinator at an annual salary of approximately $40,000, increase in union wage rates and related payroll taxes of approximately $49,000 and an increase in employee benefits of approximately $18,000. Real estate taxes increased by approximately $26,000 or approximately three percent (3.0%) in 1997 as compared to 1996 due to increases in the property's assessed valuation for the tax year ended June 30, 1998 and increase in the New York City tax rates. Utilities increased by approximately $41,000 or approximately two percent (2.0%) in 1997 primarily due to a rise in The City of New York's frontage charges offset by reductions in fuel oil prices during 1997. Depreciation and amortization increased in 1997 by approximately $58,000 or approximately eleven percent (11.0%) primarily due to additional depreciation expense incurred on the acquisition of fixed assets and the write off of mortgage costs of approximately $21,000 related to the Company's pre-existing mortgage debt.

Mortgage and other interest decreased by approximately $69,000 or approximately eleven percent (11.0%) in 1997 as compared to 1996 primarily due to the extension and modification of the Registrant's mortgage payable (See Note 5 to the financial statements, Page F-9). The agreement reduced the interest rate on the related mortgage debt from 10.0% per annum to 8.5% per annum. The management fee increased by approximately $22,000 or approximately two percent (2.0%) in 1997 as compared to 1996 primarily due to increases in the management fee, which were approved by the DHCR of 2.44% effective July 1, 1997, and 2.75% effective July 1, 1996. In addition the Registrant received a management agent financial award in 1997, which was approved by the DHCR, that exceeded the amount received in 1996 by approximately $2,000. The provision for doubtful accounts decreased by approximately $36,000 or approximately forty one percent (41%) in 1997 as compared to 1996, primarily due to improved collection on accounts receivable. Miscellaneous operating and general expenses increased by approximately $40,000 or approximately three percent (3.0%) in 1997 as compared to 1996, primarily due to increases in social services and security costs. The provision for income tax decreased by approximately $6,000 in 1997 compared to 1996, primarily due to the increases in the 1997 deferred tax benefit due to changes in the Registrant's valuation allowance. (See Note 7 to the Financial Statements, Pages F-10 and F-11).

          RE-FINANCE OF MORTGAGE
          ----------------------

On January 30, 1997 (the "Closing Date"), Registrant entered into a Consolidation, Modification and Extension Agreement, (the "Loan Agreement"), by and among the Registrant, and The Greater New York Savings Bank now known as Astoria Federal Savings Bank (the "Bank" or "Mortgage Lender") (capitalized terms not otherwise defined herein are used herein as set forth in the Loan Agreement) relating to a loan in the principal amount of $6,300,000 (the "Loan Amount"), previously filed with the Registrant's Form 10-KSB, for the year ended December 31, 1996, with a ten (10) year term, (with a five year option to extend the loan as described below) with interest at eight and one-half percent (8 1/2%) per annum. At the time of closing, the principal balance due on the existing mortgage was $5,994,529.72. The mortgage increase of $305,470.28 was evidenced by the "Gap" Mortgage and "Gap" Note. The current monthly principal and interest under the Note is $50,729.32, with a monthly escrow for taxes of $103,090.68 and the total monthly payment is $153,820.00. The Loan Agreement provides that the Loan Amount will be repaid at the aforesaid interest rate in equal monthly installments sufficient to repay the Loan Amount in twenty-five
(25) years. The Loan Agreement has been approved by the DHCR. Principal payments due on the Mortgage for the next two (2) years are approximately:
$82,000 (1998); and $89,000 (1999). As a result of the refinancing, annual payments of principal and interest due the Bank, will be reduced by approximately $155,000 per annum. Prepayment may be made by the Registrant with thirty (30) days prior written notice to the Bank with a prepayment penalty of:
5% of the outstanding principal balance if prepaid during the first, second or third year of the initial term or the first year of any extended term; 4% of the outstanding principal balance if prepaid during the fourth, fifth or sixth year of the initial term or the second year of any extended term; 3% of the outstanding principal balance if prepaid during the seventh or eighth year of the initial term or the third year of any extended term; 2% of the outstanding principal balance if prepaid during the ninth year of the initial term or the fourth year of any extended term; 1% of the outstanding principal balance if prepaid during the first six months of the tenth year of the initial term or the first six months of the fifth year of any extended term; and there shall be no prepayment penalty during the last six months of the tenth year of the initial term or the last six months of the fifth year of any extended term.

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

ITEM 2    DESCRIPTION OF PROPERTIES
------    -------------------------

The Registrant's property consists of twelve (12) apartment buildings, eleven
(11) of which are twelve (12) stories high and one which is ten (10) stories high, constructed in 1934 at Monroe and Catherine Streets in New York City and consisting of approximately 6,000 rooms in approximately 1,600 apartments with commercial stores on the ground floor of some of the buildings. The Registrant believes that such premises are in satisfactory condition and are suitable for use as residential dwellings and commercial units, as applicable. The buildings, land and boiler are subject to a mortgage in the principal amount of approximately $6,237,000 owing at December 31, 1997. (See Item 1 above and Note 5 to Financial Statements.)

Management believes that the Registrant's properties are adequately covered by insurance.

The Registrant's residential properties have an occupancy rate of approximately ninety-nine (99%) percent. No tenant occupies ten (10%) percent or more of the rentable square footage of the properties. The Registrant's properties are principally used for rental of residential apartments for low to middle income families. The Registrant has approximately $786,000 in monthly revenue from residential space, with an average effective annual rental per room of approximately $131.00 for the year ended December 31, 1997. The average apartment is three and one-half (3 1/2) rooms. Annual revenues from residential leases was approximately $9,368,000 for the year ended December 31, 1997. Residential leases of which there are approximately sixteen hundred (1600), are generally renewed, subject to the terms of the applicable leases and compliance by the tenants with same. The total annual rental income on fifteen (15) commercial leases for the year ended December 31, 1997, was approximately $276,000. Accordingly, gross annual revenue for 1997 from residential leases was approximately ninety seven percent (97%) compared to commercial leases which accounted for approximately three percent (3%) of gross annual revenue.

Real estate taxes on the Registrant's properties were approximately $817,000, for the year ended December 31, 1997. The tax rate for the 1997 tax year was approximately eleven percent (11%).

The Registrant's estimated replacement, repairs and renovation budget and status of projects for June 1, 1997 to May 31, 1998 ("1997 Projects") and June 1, 1998 to May 31, 1999 ("1998 Projects") are as follows:

1997 PROJECTS                 APPROXIMATE COST
-------------                 ----------------

Terrace Replacement             $540,362.00
Asbestos Abatement               350,000.00
Plumbing Study                    30,000.00
Replacement of House Water
 Pump (Second Phase)              12,000.00
                                -----------
 TOTAL:                         $932,362.00

1998 PROJECTS                 APPROXIMATE COST
-------------                 ----------------

Entry Gate Replacement          $ 75,000.00
Window Bars Replacement          100,000.00
Terrace Replacement/
Waterproofing                    250,000.00
Oil Tank Replacement             150,000.00
Water Supply and Plumbing
 Replacement                     300,000.00
                                -----------
 TOTAL:                         $875,000.00


The above estimates are for informational purposes only, and the actual costs of such projects may differ. The cost of these projects are funded from operations, and the money is deposited in an escrow account which is supposed to be funded monthly in an amount of approximately $69,000. However, the Registrant was in arrears in its monthly funding in an amount of approximately $92,000 for the year ended December 31, 1997. (See Notes 4 and 11 to Financial Statements.)

The Registrant made a commitment to its Bank to complete asbestos abatement work in the amount of $200,000 and lead abatement work in the amount of $225,000 at its premises in 1997 and 1998. Remaining costs of approximately $389,000 for asbestos abatement or lead paint remediation have been accrued by the Registrant. The costs of additional asbestos abatement or lead paint remediation, if necessary, at the Registrant's properties in excess of the amounts accrued at December 31, 1997, can not be determined at this time.

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

No dividends have been paid since 1968. The holders of Capital Stock cannot, at any time, receive repayment of their investment in excess of the par value of the stock, together with cumulative unpaid dividends at the rate of 6.0% of par value ($2.15 per share) per annum (without interest). Dividends amounting to $19,023 were declared during 1979, but were not paid as of December 31, 1997.
No dividends were declared or paid in 1997 or 1996. Cumulative dividends unpaid as of December 31, 1997 and December 31, 1996 amounted to approximately $552,000 and $533,000 (approximately $3.74 and $3.61 per share), respectively. (See
Note 7 of Notes to Financial Statements.)

There are approximately 340 holders of record of the Registrant's Capital Stock as of March 1, 1998.


ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS
------    ------------------------------------
          OR PLAN OF OPERATIONS
          ---------------------

A) LIQUIDITY - As of December 31. 1997, the Registrant had a working capital deficiency of approximately $301,000. At December 31, 1996, the Registrant had a working capital deficiency of approximately $316,000. As of December 31, 1997, the Registrant was in arrears on its required contributions to its special fund for replacements, painting and decoration in the amount of approximately $92,000. (See Note 11 to the financial statements, page F-12. During April 1996, the Registrant received a two step rent increase, which was approved by the DHCR. The first increase of approximately 5.5% was effective June 1, 1996. The second increase of approximately 5.3% was effective June 1, 1997. (See Item I above and (C) below and Note 12 to the Financial Statements, Page F-12). On January 30, 1997, the Registrant entered into an extension and modification agreement with its Bank, which increased the principal amount of the Registrant's mortgage payable to $6,300,000. (See Note 5 to the Financial Statements, Page F-9). The annual payments of principal and interest due to the Bank will be reduced by approximately $155,000 per annum. Subject to unforeseen circumstances, the two step rent increase effective June 1, 1996 and June 1, 1997 and the extension and modification of the Registrant's mortgage payable, which took place on January 30, 1997, will increase the future liquidity of the Registrant.

B). CAPITAL RESOURCES - The Registrant has set aside funds for capital improvements and repairs amounting to approximately $173,956 and $115,975 as of December 31, 1997 and 1996. (See Note 4 to the Financial Statements, Page F-9).

C). RESULTS OF OPERATIONS - In 1996, the Registrant received a two step rent increase. The first increase of approximately 5.5% was effective June 1, 1996 and the second increase of approximately 5.3% was effective June 1, 1997. Accordingly, net rental income in 1997 increased by approximately $466,000 over 1996 amounts, primarily due to the two step rent increase referred to above, partially offset by decreases in retroactive surcharges, commercial rental income and other charges to tenants. Other income in 1997 decreased by approximately $5,000 from 1996 amounts primarily due to a decrease in interest in income resulting from lower reserve fund balances. Operating expenses for 1997 increased by approximately $234,000, or 2.4%, due to increases in wages and related costs, real estate taxes, utilities, maintenance, repairs and decorating, depreciation and amortization, management and administration fees and miscellaneous operating and general expenses offset by decreases in mortgage and other interest and the provision for doubtful accounts. Wages and related costs increased by approximately $107,000 or approximately five percent (5.0%) in 1997 as compared in 1996. This increase was attributable to the hiring of an environment coordinator at an annual salary of approximately $40,000, increase in union wage rates and related payroll taxes of approximately $49,000 and an increase in employee benefits of approximately $18,000. Real estate taxes increased by approximately $26,000 or approximately three percent (3.0%) in 1997 as compared to 1996 due to increases in the property's assessed valuation for the tax year ended June 30, 1998 and increase in the New York City tax rates. Utilities increased by approximately $41,000 or approximately two percent (2.0%) in 1997 primarily due to a rise in The City of New York's frontage charges offset by reductions in fuel oil prices during 1997. Depreciation and amortization increased in 1997 by approximately $58,000 or approximately eleven percent (11.0%) primarily due to additional depreciation expense incurred on the acquisition of fixed assets and the write off of mortgage costs of approximately $21,000 related to the Company's pre-existing mortgage debt.

Mortgage and other interest decreased by approximately $69,000 or approximately eleven percent (11.0%) in 1997 as compared to 1996 primarily due to the extension and modification of the Registrant's mortgage payable (See Note 5 to the financial statements, Page F-9). The agreement reduced the interest rate on the related mortgage debt from

10.0% per annum to 8.5% per annum. The management fee increased by approximately $22,000 or approximately two percent (2.0%) in 1997 as compared to 1996 primarily due to increases in the management fee, which were approved by the DHCR of 2.44% effective July 1, 1997, and 2.75% effective July 1, 1996. In addition the Registrant received a management agent financial award in 1997, which was approved by the DHCR, that exceeded the amount received in 1996 by approximately $2,000. The provision for doubtful accounts decreased by approximately $36,000 or approximately forty one percent (41%) in 1997 as compared to 1996, primarily due to improved collection on accounts receivable. Miscellaneous operating and general expenses increased by approximately $40,000 or approximately three percent (3.0%) in 1997 as compared to 1996, primarily due to increases in social services and security costs. The provision for income tax decreased by approximately $6,000 in 1997 compared to 1996, primarily due to the increases in the 1997 deferred tax benefit due to changes in the Registrant's valuation allowance. (See Note 7 to the Financial Statements, Pages F-10 and F-11).

In 1996, the Registrant received a two step rent increase, the first increase of approximately 5.5% was effective June 1, 1996 and the second increase of approximately 5.3% was effective June 1, 1997. Accordingly, net rental income in 1996 increased by approximately $256,000 over 1995 amounts. Other income in 1996 decreased by approximately $23,000 from 1995 amounts due to a decrease in interest income resulting from lower reserve fund balances. Operating expenses for 1996, increased by approximately $250,000, or three (3.0%) due to increases in wages and related costs, real estate taxes, utilities, depreciation and amortization, and management fees offset by decreases in mortgage and other interest and miscellaneous operating and general expenses. Wages and related costs increased by approximately $81,000 or approximately four percent (4.0%) in 1996 as compared to 1995. This increase was attributable to an increase in wages and related payroll taxes of approximately $50,000 primarily due to
increases in union wage rates, and an    increase in employee benefits of
approximately $31,000 primarily due to increases in union pension rates. Real estate taxes increased by approximately $36,000 or approximately five percent (5.0%) in 1996 as compared to 1995 due to increases in the New York City tax rates. Utilities increased by approximately $72,000 or approximately four percent (4.0%) in 1996 primarily due to a rise in fuel oil prices during 1996. Depreciation and amortization increased in 1996 as compared to 1995 by approximately $56,000 or approximately twelve percent (12.0%) primarily due to additional depreciation expense incurred on the acquisition of fixed assets.

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

ITEM 7    FINANCIAL STATEMENTS
------    --------------------

          Information required by this Item is attached to this Report as pages F-1 through F-12 following Part IV, Item 13.

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------    ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

          None.

                                    PART III
                                    --------

ITEM 9    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          ----------------------------------------
          CONTROL AND PERSONS; COMPLIANCE WITH SECTION 16(A)
          --------------------------------------------------
          OF THE EXCHANGE ACT
          -------------------
                                  Position with  Held   Principal
Name                         Age  Registrant     Since  Occupation
---------------------------  ---  -------------  -----  ---------------

Irene Pletka (1) (2)          56  President and   1977  Commercial Photographer
                                  Director

Peter Pletka (1) (2)          60  Vice            1992  Physician
                                  President

Howard Kestenberg             41  Director        1992  Real Estate Entrepreneur
(3)

Robert Gershon                61  Director,       1977  Principal in the firm of
(2) (4)                           Vice  President       Carl Gershon & Co., a
                                  and Treasurer         Real Estate Brokerage.

Melvin Gershon                55  Director and    1977  Principal in the firm of
(2) (4)                           Secretary             Carl Gershon & Co.

Loretta Jefferson             55  Director        1997  Housing Management
                                                        Representative, New York
                                                        State Division of Housing
                                                        and Community Renewal.

__________________________________________________
(1)  Dr. Peter Pletka and Mrs. Irene Pletka are husband and wife.
(2) Irene Pletka, Dr. Peter Pletka, Robert Gershon and Melvin Gershon are all shareholders, officers and directors of Cherry Green Property Corp. (See
     Item 11-Security Ownership of Certain Beneficial Owners and Management and
     Item 12-Certain Relationships and Related Transaction).
(3) Mr. Kestenberg is a shareholder of Cherry Green Property Corp. (See Item 11-Security Ownership of Certain Beneficial Owners and Management and Item 12-Certain Relationships and Related Transaction).
(4)  Mr. Melvin Gershon and Mr. Robert Gershon are brothers.

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

          Management believes that Cherry Green Property Corp. has made all requisite filings of Form 3, 4 and 5 required to be filed under 16(a) of the Exchange Act relating to the Registrant during the two (2) fiscal years ended December 31, 1997 and 1996, respectively.

ITEM 10   EXECUTIVE COMPENSATION
-------   ----------------------

          During the year ended December 31, 1997, no officer or director of the Registrant received any compensation from the Registrant for his or her services. The Registrant did not grant or award stock options, stock appreciation rights or long-term incentive plans to any of its executive officers in the last fiscal year. The Registrant does not presently maintain a pension plan or other retirement plan for its named executive officers.

          The housing complex owned by the Registrant is managed by Cherry Green Property Corp., pursuant to a management contract approved by the DHCR. Cherry Green was granted an increase in its management fee of 2.44%, effective July 1, 1997, pursuant to a Contract for Managing Agents Extension Agreement, approved by the DHCR on October 22, 1997. (See Exhibit 10.1 annexed hereto.) Such fee is reviewed and adjusted annually effective July 1 of each year, by the DHCR. Cherry Green Property Corp. owns over 95.0% of the Registrant's Capital Stock. Several officers and directors of Cherry Green Property Corp. are officers and directors of the Registrant. (See Item 9 herein). During 1997, the Registrant paid Cherry Green Property Corp. a management and administrative fee of approximately $945,000. Such fee was approved by the DHCR. (See Items 1, 9, 11 and 12 and Note 9 of Notes to Financial Statements.)

ITEM 11   SECURITY OWNERSHIP OF CERTAIN
-------   -----------------------------
          BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------

                     (a) Security Ownership of Certain Beneficial Owners. Following is a list of those persons known by the Registrant to be the beneficial owners of more than 5% of the outstanding Capital Stock of the Registrant as of December 31, 1997:

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

                     (b)  Security Ownership of Management

                     As of December 31, 1997, no Directors or Officers owned any shares of the Registrant's Limited Dividend Capital Stock, $2.15 par value. However, the following Officers and Directors of the Registrant own of record and beneficially that percentage of Common Stock of Cherry Green Property Corp. as set forth below:

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

-----------------------------------------------------

(1) Such shares of Cherry Green Property Corp. are owned collectively by Dr. and Mrs. Pletka.

(2)  Robert Gershon and Melvin Gershon are brothers.

          (c)  Change in control.

               There are no known arrangements, the application of which may at a subsequent date result in a change in control of the Registrant.

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

          The Registrant is managed by Cherry Green Property Corp., the owner of over 95% of the Registrant's outstanding Capital Stock. Several officers and directors of the Registrant are shareholders, officers and directors of Cherry Green Property Corp. (See Items 1, 9, 10 and 11 herein). During 1997, the Registrant paid Cherry Green Property Corp. a management and administrative fee of approximately $945,000. Such fee was approved by the DHCR pursuant to a contract, effective July 1, 1997. (See Exhibit 10.1 annexed hereto) (See Note 9 of Notes to Financial Statements).

                                    PART IV
                                    -------

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

          (a) The list of Financial Statements and Notes required by Item 7 and by Item 13(a) are set forth on pages F-1 through F-12 attached hereto.

          (b)  Reports on Form 8-K:

               None.

          (c)  Exhibits:

               10.1 - Contract for Managing Agent Extension Agreement, dated as
               of    July 1, 1997, by and between Knickerbocker Village, Inc.
               and Cherry Green Property Corp. and approved by the New York State Division of Housing and Community Renewal on October 22, 1997.

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

Dated:  March 27, 1998
----------------------


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



(Signature and Title) :S/IRENE PLETKA
-------------------------------------------------------------------
                         IRENE PLETKA, Director and President

Dated:  March 27, 1998
----------------------



(Signature and Title) :S/PETER PLETKA
-------------------------------------------------------------------
                         PETER PLETKA, Vice President

Dated:   March 27, 1998
-----------------------



(Signature and Title) :S/MELVIN GERSHON
-------------------------------------------------------------------
                         MELVIN GERSHON, Director and Secretary


Dated:   March 27, 1998
-----------------------

                          KNICKERBOCKER VILLAGE, INC.
                          ---------------------------

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------




Independent Accountants Report                     F-2

Balance Sheets                                     F-3 to F-4

Statements of Income and Retained Earnings,
 Years Ended December 31, 1997 and 1996            F-5

Statements of Cash Flows,
 Years Ended December 31, 1997 and 1996            F-6

Notes to Financial Statements                      F-7 to F-12

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



Board of Directors
Knickerbocker Village, Inc.
10 Monroe Street
New York, New York  10002



We have audited the accompanying balance sheets of Knickerbocker Village, Inc., as of December 31, 1997 and 1996, and the related statements of income and retained earnings and cash flows for each of the years in the two-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knickerbocker Village, Inc., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



February 17, 1998                        Held Kranzler & Company

                          KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1996


Assets                                                      1997         1996
-------------------------------------------------------  -----------  -----------

Current Assets:
  Cash and cash equivalents                              $     2,479  $       415
  Accounts receivable (less allowance for
  doubtful accounts of $ 282,000 in 1997
   and $260,000 in 1996)                                     198,924      207,999
  Interest and other receivables                              34,601       14,365
  Prepaid expenses and other current assets (Note 13)      1,378,917    1,513,503
  Deferred tax asset, net (Note 8)                            66,000       34,000
                                                         -----------  -----------
       Total Current Assets                                1,680,921    1,770,282
                                                         -----------  -----------

Special Funds And Deposits:

  Funds for replacements, painting
  and decorating (Notes 4 and 11)                            173,956      115,975
  Tenants' security deposits - contra                        658,307      642,628
                                                         -----------  -----------
       Total Special Funds and Deposits                      832,263      758,603
                                                         -----------  -----------

Fixed Assets, At Cost: (Notes 2, 3, 5 and 6)
    Land                                                   3,273,281    3,273,281
    Buildings and building equipment                      15,748,935   15,086,968
                                                         -----------  -----------
                                                          19,022,216   18,360,249
  Less: Accumulated depreciation                          11,431,398   10,898,301
                                                         -----------  -----------
       Net Fixed Assets                                    7,590,818    7,461,948
                                                         -----------  -----------

Other Assets:
  Deferred Tax Asset, Net (Note 8)                           203,000       92,000
  Other Assets                                               127,671       37,139
                                                         -----------  -----------
                                                             330,671      129,139
                                                         -----------  -----------

            TOTAL ASSETS                                 $10,434,673  $10,119,972
                                                         ===========  ===========




The accompanying notes are an integral part of the financial statements.

                          KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1996


Liabilities And Stockholders' Equity                          1997         1996
---------------------------------------------------------  -----------  -----------

Current Liabilities
  Cash overdraft                                           $    33,180  $         0
  Accounts payable and accrued expenses (Note 11)            1,770,709    1,894,506
  Unearned rental income                                        25,122       82,973
  Dividends payable (Note 7)                                    19,023       19,023
  Income tax payable                                            44,123            0
  Current portion of long-term debt (Note 5)                    81,745       90,000
  Current portion of capital lease obligation (Note 6)           8,406            0
                                                           -----------  -----------

       Total Current Liabilities                             1,982,308    2,086,502

Tenants' Security Deposits - Contra                            658,307      642,628

Other Liabilities (Note 11)                                    174,011      212,500

Long-Term Debt, less current portion (Note 5)                6,155,229    5,918,130

Capital Lease Obligation, less current portion (Note 6)         13,125            0
                                                           -----------  -----------

       Total Liabilities                                     8,982,980    8,859,760
                                                           -----------  -----------

Commitments and Contingencies (Note 11)

Stockholders' Equity:
  Limited dividend capital stock,
  par value $2.15 per share,
     Authorized - 348,837 shares;
     issued and outstanding - 147,464                          317,048      317,048
  Retained earnings (Note 2)                                 1,134,645      943,164
                                                           -----------  -----------

       Total Stockholders' Equity                            1,451,693    1,260,212
                                                           -----------  -----------

    Total Liabilities And Stockholders' Equity             $10,434,673  $10,119,972
                                                           ===========  ===========




The accompanying notes are an integral part of the financial statements.

                          KNICKERBOCKER VILLAGE, INC.
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                FOR THE YEARS ENDED  DECEMBER 31, 1997 AND 1996

                                                     1997         1996
                                                  -----------  -----------
Revenues:
  Rentals (Note 12)                               $10,030,039  $9,564,139
  Other income                                          9,555      14,138
                                                  -----------  ----------
                                                   10,039,594   9,578,277
                                                  -----------  ----------

Expenses:
  Wages and related costs                           2,350,485   2,243,192
  Real estate taxes                                   816,819     790,794
  Utilities                                         1,885,889   1,844,802
  Maintenance, repairs and decorating               1,163,754   1,119,914
  Depreciation and amortization                       566,939     508,519
  Mortgage and other interest                         555,324     623,879
  Management and administrative fee (Note 9)          945,491     923,873
  Provision for doubtful accounts                      52,043      88,000
  Miscellaneous operating and general expenses      1,479,369   1,439,099
                                                  -----------  ----------

                                                    9,816,113   9,582,072
                                                  -----------  ----------

Income (loss) before income taxes                     223,481      (3,795)

Provision for income taxes (Note 8)                    32,000      38,000
                                                  -----------  ----------

Net income (loss)                                     191,481     (41,795)
                                                  -----------  ----------

Retained earnings at beginning of the year
  As previously reported                              943,164     891,959
  Prior period adjustment (Note 2)                          0      93,000
                                                  -----------  ----------
  As restated                                         943,164     984,959
                                                  -----------  ----------

Retained earnings at end the year                 $ 1,134,645  $  943,164
                                                  ===========  ==========

Earnings per share                                      $1.30      $(0.28)
                                                  ===========  ==========




The accompanying notes are an integral part of the financial statements.

                          KNICKERBOCKER VILLAGE, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                   1997         1996
                                                               ------------  ----------
Cash flows from operating activities:
  Net income (loss)                                            $   191,481   $ (41,795)
  Adjustments to reconcile net income to net
  cash used in operating activities:
       Depreciation and amortization                               566,939     508,519
       Provision for bad debts                                      52,043      88,000
       Deferred income taxes                                      (143,000)    (54,000)
       Changes in assets (increase) decrease:
            Accounts receivable                                    (42,968)    (42,111)
            Interest and other assets                              (20,236)     (2,986)
            Prepaid expenses                                       141,701     (45,226)
            Other assets                                          (124,374)    (15,025)
       Changes in liabilities increase (decrease):
            Accounts payable and accrued expenses                  (79,676)    286,265
            Unearned rental income                                 (57,851)     40,107
            Other liabilities                                      (38,488)    212,500
                                                               -----------   ---------
       Net cash provided by operating activities                   445,571     934,248
                                                               -----------   ---------

Cash Flows From Investing Activities:
  Interest earned on reserve fund investments                       (2,976)     (6,835)
  Capital expenditures                                            (636,906)   (995,235)
  Contributions of cash from operations to replacement fund       (866,441)   (404,000)
  Reimbursement of expenditures paid by housing company
  from replacement fund                                            811,436     646,661
  Contributions from sale of investments                                 0    (235,286)
  Purchase of investments for replacement funds                          0           0
  Proceeds of investments from replacement funds                         0     234,387
                                                               -----------   ---------
  Net cash used in investing activities                           (694,887)   (760,308)
                                                               -----------   ---------

Cash flows from financing activities:
  Proceeds on refinanced mortgage                                6,300,000           0
  Payments on pre-existing mortgage debt                        (6,008,130)          0
  Payments on long-term debt                                       (63,026)   (154,699)
  Payments on capital lease obligation                             (10,645)          0
  Proceeds from (payments of) bank overdraft                        33,181     (18,826)
                                                               -----------   ---------
  Net cash provided by (used in) financing activities              251,380    (173,525)
                                                               -----------   ---------

Net increase in cash                                                 2,064         415
Cash at beginning of year                                              415           0
                                                               -----------   ---------
Cash at end of year                                            $     2,479   $     415
                                                               ===========   =========

Supplemental Disclosures Of Cash Flow Information:
  Cash paid during the years for:
  Interest                                                     $   555,000   $ 624,000
  Income taxes                                                     135,000     121,000

Supplemental Schedule Of Noncash Investing and Financing Activities:
  A capital lease obligation of $21,531 was incurred when the Company acquired new equipment in 1997.

The accompanying notes are an integral part of the financial statements.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 1 -  CORPORATE ORGANIZATION
          ----------------------

     Knickerbocker Village, Inc. (the "Company"), is a public, limited dividend housing company formed pursuant to the Housing Laws of the State of New York, on September 5, 1933. The Company is regulated by the Division of Housing and Community Renewal ("DHCR"), a New York State regulatory agency. The Company is located in lower Manhattan and operates approximately 1,600 rental units ranging in size from studios through three bedroom apartments. The Company requires one (1) month's rent as a security deposit on all apartments.

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

     CASH AND CASH EQUIVALENTS
     -------------------------

     For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchases with a maturity of three months or less to be cash equivalents.

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

     Expenditures for maintenance and repairs are charged to operations as incurred. Upon sale or retirement of property, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in operations for the year. Depreciation expense for the year ended December 31, 1997 and 1996 was approximately $533,000 and $475,000, respectively.

                           KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


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

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


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

NOTE 4 -  REPLACEMENT, PAINTING AND DECORATING FUNDS
          ------------------------------------------

     Maintenance of these funds is requested by the Commissioner of Housing and Community Renewal of the State of New York. These funds were comprised of the following at December 31, 1997:

                  1997      1996
                --------  --------

        Cash    $173,956  $115,975
                --------  --------
                $173,956  $115,975
                ========  ========

NOTE 5 -  LONG-TERM DEBT
          --------------

     On January 31, 1997, the Company entered into an extension and modification agreement with The Greater New York Savings Bank, now known as Astoria Federal Savings Bank (the "Bank") for the principal amount of $6,300,000. The mortgage is payable in monthly installments of $50,729, inclusive of interest at the rate of 8 1/2% per annum, and is due on February 1, 2007. On the maturity date, the Company may pay the remaining principal balance, or extend the term of the mortgage for an additional five (5) years. The mortgage is collateralized by land, buildings and boilers. The aggregate maturities for long-term debt for the five years after December 31, 1997 are approximately $82,000, $89,000, $97,000, $105,000 and $115,000,
     respectively.

NOTE 6 -  CAPITAL LEASE OBLIGATIONS
          -------------------------

     The Company leases certain equipment under long term leases and has the option to purchase the equipment at a nominal cost at the termination of the leases. Included in buildings and building equipment are the following assets held under capital leases:

                                          1997      1996
                                         -------   -------

        Building equipment               $34,961  $      0
        Less accumulated depreciation      4,368         0
                                         -------  --------
                                         $30,593  $      0
                                         =======  ========

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


     Future minimum payments for assets under capital leases are as follows at December 31, 1997

        Year Ending December 31
        -----------------------
        1998                                           $10,774
        1999                                            10,774
        2000                                             6,075
                                                       -------

        Total minimum lease payments                    27,623
        Less amounts representing interest               6,092
                                                       -------
        Present value of net minimum lease payments     21,531
        Less current portion                             8,406
                                                       -------
        Long-term obligation                           $13,125
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

     Cumulative dividends unpaid to December 31, 1997 amounted to $551,666 or approximately $3.74 per share and unpaid to December 31, 1996 amounted to $532,643 or approximately $3.61 per share. Dividends amounting to $19,023 were declared during 1979, but were not paid as of December 31, 1997. Such dividends were approved by the DHCR. No dividends were declared or paid in 1997 or 1996.

NOTE 8 -    INCOME TAXES
            ------------

     The provision for income taxes for the year ended December 31, 1997 and 1996 consist of the following:

                                            1997        1996
                                          ---------   --------
       Current Taxes
       --------------
            Federal                       $ 137,000   $ 66,000
            New York City                    38,000     26,000
                                          ---------   --------
            Total                         $ 175,000   $ 92,000
                                          ---------   --------

        Deferred Taxes
        --------------
            Federal                       $(116,000)  $(40,000)
            New York City                   (27,000)   (14,000)
                                          ---------   --------
            Total                         $(143,000)  $(54,000)
                                          ---------   --------

        Provision For Income Taxes        $  32,000   $ 38,000
                                          =========   ========

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


     The provision for income taxes differs from amounts computed at statutory rates as follows:

                                                    1997      1996
                                                  ---------  -------
        Federal income taxes at statutory rate    $ 77,000   $     0

        New York City corporation tax -
            net of federal benefit                  11,000    14,000
        Other, net                                 (56,000)   24,000
                                                  --------   -------
            Total                                 $ 32,000   $38,000
                                                  ========   =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1997, the net deferred tax assets of $269,000 and $126,000, respectively were included in the Company's balance sheets as follows:

                                                     1997        1996
                                                  ----------  ----------

        Deferred tax asset, net - Current         $  66,000   $  34,000
        Deferred tax asset, net - Long term         203,000      92,000
                                                  ---------   ---------
        Deferred tax asset, net                   $ 269,000   $ 126,000
                                                  =========   =========

     Significant components of the Company's net deferred tax asset at December 31, 1997 are as follows:

                                                    1997        1996
                                                  ---------   ---------
        Tax effects of:
         Accounts receivable                      $ 121,000   $ 104,000
         Unearned rental income                      11,000      33,000
         Buildings and building equipment           407,000     369,000
                                                  ---------   ---------
        Gross deferred tax asset                    539,000     506,000
        Valuation allowance                        (270,000)   (380,000)
                                                  ---------   ---------
        Net deferred tax asset                    $ 269,000   $ 126,000
                                                  =========   =========

     Management believes that a valuation allowance is appropriate given the current estimates of future taxable income, as well as consideration of available tax planning strategies. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However, if the Company achieves profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income. The net change in valuation allowance for the years ended December 31, 1997 and 1996 was a decrease of $110,000 and an increase of $52,000, respectively.

NOTE 9 -  MANAGEMENT FEE
          --------------

     The management fee, set by DHCR, was paid to Cherry Green Property Corp., (Cherry Green), the owner of approximately 95% of the outstanding shares of the Company. Such fee is reviewed and may be adjusted annually, effective July 1 of each year, by the DHCR.

                          KNICKERBOCKER VILLAGE, INC
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


     On October 24, 1996 and October 17, 1997 the DHCR approved increases in the management fee of 2.75% effective July 1, 1996 and 2.44% effective July 1, 1997, respectively.

NOTE 10-  PENSION PLAN
          ------------

     Certain employees of the Company are covered under a union sponsored, multi-employer defined benefit pension plan. This plan is not administered by the Company and contributions are determined by the union. The Company's contributions for this plan was approximately $71,000 for the years ended December 31, 1997 and 1996, respectively.

NOTE 11-  COMMITMENTS AND CONTINGENCIES
          -----------------------------

     As of December 31, 1997, the Company was in arrears on its contributions as requested by DHCR to its' special fund for replacements, painting and decorating in the amount of approximately $92,000 (Note 4). The Company, in accordance with the Modification Agreement with its bank dated January 31, 1997 (Note 5), has made a commitment to complete asbestos abatement work and lead paint remediation work of approximately $425,000 in 1997 and 1998. Remaining costs of approximately $389,000 have been accrued in the financial statements as of December 31, 1997. The costs of any additional asbestos abatement or lead paint remediation, if necessary, in excess of the amounts accrued at December 31, 1997, can not be determined at this time.

NOTE 12-  RENTAL INCOME
          -------------

     During April 1996, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 5.5% was effective June 1, 1996 and the second increase of approximately 5.3% was effective June 1, 1997.

NOTE 13-  PREPAID EXPENSES AND OTHER CURRENT ASSETS
          -----------------------------------------

     Prepaid expenses and other current assets in the accompanying balance sheet at December 31, 1997 are as follows:

                                 1997       1996
                              ----------  --------

     Escrow Account           $  242,461  $277,083
     Prepaid:
        Insurance                514,911   514,696
        Water and Sewer          112,039   202,854
        Real Estate Taxes        401,775   415,687
        Supplies                  90,571    76,179
        Federal Income Tax             0     1,607
        NYC Corp. Tax                  0     1,788
        Interest                  15,228         0
        Expenses - Other           1,932    23,609
                              ----------  --------
            TOTAL             $1,378,917
                              ==========