Form 10QSB
period 1998-03-31
KNICKERBOCKER VILLAGE INC
filed 1998-05-29
CIK 56396

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB
                                  -----------
(Mark
 One)
-----
  X
-----

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998

------


------

                  TRANSITION REPORT UNDER SECTION 13 OR 15 (D)
                              OF THE EXCHANGE ACT

      For the period of transition from _______________ to _______________
                           Commission File No. 0-1322

                          KNICKERBOCKER VILLAGE, INC.
                          ---------------------------
             (Exact name of registrant as specified in its Charter)



                         NEW YORK                        13-0924285
                         --------                        ----------
            (State or other jurisdiction of              (I.R.S.Employer
             incorporation or organization)               Identification No.)


             10 Monroe Street, New York, N.Y.            10002
             --------------------------------            -----
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

                                  FORM 10-QSB
                          KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEET
                              AS OF MARCH 31, 1998
                                  (UNAUDITED)

                                                           Assets
                                                         -----------

Current Assets:
  Cash and cash equivalents                              $    49,708
  Accounts receivable (less allowance for
  doubtful accounts of $282,000)                             169,426
  Interest and other receivables                              50,756
  Prepaid expenses and other current assets (Note 12)      1,293,833
  Deferred tax asset, net (Note 7)                            86,000
                                                         -----------
       Total Current Assets                                1,649,723
                                                         -----------

Special Funds And Deposits:

  Funds for replacements, painting
  and decorating (Notes 3 and 10)                            227,767
  Tenants' security deposits - contra                        663,482
                                                         -----------
       Total Special Funds and Deposits                      891,249
                                                         -----------

Fixed Assets, At Cost: (Notes 2, 4 and 5)
    Land                                                   3,273,281
    Buildings and building equipment                      15,811,388
                                                         -----------
                                                          19,084,669
  Less: Accumulated depreciation                          11,561,926
                                                         -----------
       Net Fixed Assets                                    7,522,743
                                                         -----------

Other Assets:
  Deferred Tax Asset, Net (Note 7)                           215,000
  Other Assets                                               124,186
                                                         -----------
                                                             339,186
                                                         -----------

            TOTAL ASSETS                                 $10,402,901
                                                         ===========




In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at March 31, 1998 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                    FORM 10-QSB KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEET
                              AS OF MARCH 31, 1998
                                  (UNAUDITED)

    Liabilities And Stockholders' Equity
    ------------------------------------

Current Liabilities
  Accounts payable and accrued expenses (Note 10)          $ 1,664,971
  Unearned rental income                                       120,758
  Dividends payable (Note 6)                                    19,023
  Current portion of long-term debt (Note 4)                    83,494
  Current portion of capital lease obligation (Note 5)           8,406
                                                           -----------

       Total Current Liabilities                             1,896,652

Tenants' Security Deposits - Contra                            663,482

Other Liabilities (Note 10)                                    173,962

Long-Term Debt, less current portion (Note 4)                6,133,688

Capital Lease Obligation, less current portion (Note 5)         11,023
                                                           -----------

       Total Liabilities                                     8,878,807
                                                           -----------

Commitments and Contingencies (Note 10)

Stockholders' Equity:
  Limited dividend capital stock,
  par value $2.15 per share,
     Authorized - 348,837 shares;
     issued and outstanding - 147,464                          317,048
  Retained earnings                                          1,207,046
                                                           -----------

       Total Stockholders' Equity                            1,524,094
                                                           -----------

    Total Liabilities And Stockholders' Equity             $10,402,901
                                                           ===========




In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at March 31, 1998 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                    FORM 10-QSB KNICKERBOCKER VILLAGE, INC.
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
              FOR THE THREE MONTHS ENDED  MARCH  31, 1998 AND 1997
                                  (UNAUDITED)

                                                     1998        1997
                                                  ----------  ----------
Revenues:
  Rentals (Note 11)                               $2,521,389  $2,401,871
  Other income                                         1,977       2,513
                                                  ----------  ----------
                                                   2,523,366   2,404,384
                                                  ----------  ----------

Expenses:
  Wages and related costs                            599,478     575,514
  Real estate taxes                                  200,888     207,844
  Utilities                                          397,944     440,340
  Maintenance, repairs and decorating                279,865     266,714
  Depreciation and amortization                      134,012     146,022
  Mortgage and other interest                        137,924     145,465
  Management and administrative fee (Note 8)         227,714     221,677
  Miscellaneous operating and general expenses       378,140     375,061
                                                  ----------  ----------

                                                   2,355,965   2,378,637
                                                  ----------  ----------

Income before income taxes                           167,401      25,747

Provision for income taxes (Note 7)                   95,000      20,000
                                                  ----------  ----------

Net income                                            72,401       5,747
                                                  ----------  ----------

Retained earnings at beginning of the period       1,134,645     943,164
                                                  ----------  ----------

Retained earnings at end the period               $1,207,046  $  948,911
                                                  ==========  ==========

Earnings per share                                      $.49        $.04
                                                  ==========  ==========




In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at March 31, 1998 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                                  FORM 10-QSB
                          KNICKERBOCKER VILLAGE, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED  MARCH  31, 1998 AND 1997
                                  (UNAUDITED)


                                                                  1998         1997
                                                               ----------  ------------
Cash flows from operating activities:
  Net income                                                   $  72,401   $     5,747
  Adjustments to reconcile net income to net
  cash used in operating activities:
       Depreciation and amortization                             134,012       146,022
       Provision for bad debts                                         0         3,043
       Deferred income taxes                                     (32,000)      (15,000)
       Changes in assets (increase) decrease:
            Rents Receivable                                      29,498        23,638
            Interest and other receivables                       (16,155)      (10,823)
            Prepaid expenses and other current assets             85,084       257,987
            Other assets                                               0      (124,374)
       Changes in liabilities increase (decrease):
            Accounts payable and accrued expenses               (105,738)     (386,366)
            Unearned rental income                                95,636        (3,691)
            Other liabilities                                    (77,352)      (10,850)
                                                               ---------   -----------
       Net cash provided by (used in) operating activities       185,386      (114,667)
                                                               ---------   -----------

Cash Flows From Investing Activities:
  Interest earned on reserve fund investments                       (756)         (622)
  Capital expenditures                                           (62,453)      (82,750)
  Contributions of cash from operations to replacement fund     (188,000)     (140,440)
  Reimbursement of expenditures paid by housing company
  from replacement fund                                          134,945       111,993
                                                               ---------   -----------
  Net cash used in investing activities                         (116,264)     (111,819)
                                                               ---------   -----------

Cash flows from financing activities:
  Proceeds on refinanced mortgage                                      0     6,300,000
  Payments on pre-existing mortgage debt                               0    (6,008,130)
  Payments on long-term debt                                     (19,792)       (6,014)
  Payments on capital lease obligation                            (2,101)            0
                                                               ---------   -----------
  Net cash provided by (used in) financing activities            (21,893)      285,766
                                                               ---------   -----------

Net increase in cash                                              47,229        59,280
Cash at beginning of period                                        2,479           415
                                                               ---------   -----------
Cash at end of period                                          $  49,708   $    59,695
                                                               =========   ===========

Supplemental Disclosures Of Cash Flow Information:
  Cash paid during the period for:
  Interest                                                     $ 138,000   $   150,951
  Income taxes                                                     9,900        10,000


In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at March 31, 1998 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997


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

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

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

     Expenditures for maintenance and repairs are charged to operations as incurred. Upon sale or retirement of property, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in operations for the period. Depreciation expense for the three months ended March 31, 1998 and 1997 was approximately $130,000 and $123,000, respectively.

     INCOME TAXES
     ------------

     Deferred tax assets and liabilities reflect the tax consequences on future years of differences between the tax bases of assets and liabilities, and their financial reporting amounts, using enacted tax rates in effect for the year in which the differences are expected to reverse.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997


     CONCENTRATION OF CREDIT RISK
     ----------------------------

     The Company places its cash and investments for its Replacement Fund (See
     Note 3) with a high quality credit institution. At times such investments may be in excess of FDIC insured limits.

     INVESTMENTS
     -----------

     All investments in the replacement, painting and decorating fund (See Note
     3) are available for sale and are carried at fair values.

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

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997


NOTE 3 -  REPLACEMENT, PAINTING AND DECORATING FUNDS
          ------------------------------------------

     Maintenance of these funds is requested by the Commissioner of Housing and Community Renewal of the State of New York. These funds were comprised of the following at March 31, 1998:

                      Cash                         $227,767
                                                   ========

NOTE 4 -  LONG-TERM DEBT
          --------------

     On January 30, 1997, the Company entered into an extension and modification agreement with The Greater New York Savings Bank, now known as Astoria Federal Savings Bank (the "Bank") for the principal amount of $6,300,000. The mortgage is payable in monthly installments of $50,729, inclusive of interest at the rate of 8 1/2% per annum, and is due on February 1, 2007. On the maturity date, the Company may pay the remaining principal balance, or extend the term of the mortgage for an additional five (5) years. The mortgage is collateralized by land, buildings and boilers. The aggregate maturities for long-term debt for the five years after March 31, 1998 are approximately $83,000 (1999); $91,000 (2000); $99,000 (2001); $108,000
     (2002); $117,000 (2003); $5,719,000 (thereafter).

NOTE 5 -  CAPITAL LEASE OBLIGATIONS
          -------------------------

     The Company leases certain equipment under long term leases and has the option to purchase the equipment at a nominal cost at the termination of the leases. Included in buildings and building equipment are the following assets held under capital leases:

            Building equipment                                $34,961
            Less accumulated depreciation                     8,736
                                                              -------
                                                              $26,225
                                                              =======

     Future minimum payments for assets under capital leases are as follows at March 31, 1998

            Fiscal Year Ending March 31
-----------------------------------------------------------------------------
            1999                                              $10,774
            2000                                               10,774
            2001                                                3,331
                                                              -------

            Total minimum lease payments                       24,879
            Less amounts representing interest                  5,450
                                                              -------
            Present value of net minimum lease payments        19,429
            Less current portion                                8,406
                                                              -------
                 Long-term obligation                         $11,023
                                                              =======

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997


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

     Cumulative dividends unpaid to March 31, 1998 amounted to $551,666 or approximately $3.74 per share and unpaid to March 31, 1997 amounted to $532,643 or approximately $3.61 per share. Dividends amounting to $19,023 were declared during 1979, but were not paid as of March 31, 1998. Such dividends were approved by the DHCR. No dividends were declared or paid in 1998 or 1997.

NOTE 7 -    INCOME TAXES
            ------------

     The provision for income taxes for the quarter ended March 31, 1998 and 1997 consist of the following:

                                            1998         1997
                                       --------------  ---------
       Current Taxes
       --------------
            Federal                         $ 99,000   $  8,000
            New York City                     28,000     27,000
                                            --------   --------
            Total                           $127,000   $ 35,000
                                            --------   --------

        Deferred Taxes
       ---------------
            Federal                         $(25,000)  $(14,000)
            New York City                     (7,000)    (1,000)
                                            --------   --------
            Total                           $(32,000)  $(15,000)
                                            --------   --------

        Provision For Income Taxes          $ 95,000   $ 20,000
                                            ========   ========

     The provision for income taxes differs from amounts computed at statutory rates as follows:

                                                               1998       1997
                                                             --------   --------
        Federal income taxes at statutory rate              $ 57,000   $ 11,000
        New York City corporation tax -
            net of federal benefit                            10,000      5,000
        Other, net                                            28,000      4,000
                                                            --------   --------
            Total                                           $ 95,000   $ 20,000
                                                            ========   ========


                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At March 31, 1998 the net deferred tax assets of $301,000 was included in the Company's balance sheet as follows:

        Deferred tax asset, net - Current              $  86,000
        Deferred tax asset, net - Long term              215,000
                                                       ---------
        Deferred tax asset, net                        $ 301,000
                                                       =========

     Significant components of the Company's net deferred tax asset at March 31, 1998 is as follows:

        Tax effects of:
         Accounts receivable                           $ 121,000
         Unearned rental income                           52,000
         Buildings and building equipment                431,000
                                                       ---------
        Gross deferred tax asset                         604,000
        Valuation allowance                             (303,000)
                                                       ---------
        Net deferred tax asset                         $ 301,000
                                                       =========

     Management believes that a valuation allowance is appropriate given the current estimates of future taxable income, as well as consideration of available tax planning strategies. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However, if the Company achieves profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income. The net change in valuation allowance for the three months ended March 31, 1998 was an increase of $31,000.

NOTE 8 -  MANAGEMENT FEE
          --------------

     The management fee, set by DHCR, was paid to Cherry Green Property Corp. (Cherry Green), the owner of approximately 95% of the outstanding shares of the Company. Such fee is reviewed and may be adjusted annually, effective July 1 of each year, by the DHCR.

     On October 17, 1997, the DHCR approved an increase in the management fee of 2.44% effective July 1, 1997.

NOTE 9-  PENSION PLAN
         ------------

     Certain employees of the Company are covered under a union sponsored, multi-employer defined benefit pension plan. This plan is not administered by the Company and contributions are determined by the union. The Company's contributions for this plan was approximately $18,000 for the three months ended March 31, 1998.

                           KNICKERBOCKER VILLAGE, INC
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997


NOTE 10-  COMMITMENTS AND CONTINGENCIES
          -----------------------------

     As of March 31, 1998, the Company was in arrears on its contributions as requested by DHCR to its' special fund for replacements, painting and decorating in the amount of approximately $111,000 (Note 3). The Company, in accordance with the Modification Agreement with its Bank dated January 31, 1997 (Note 4), has made a commitment to complete asbestos abatement work and lead paint remediation work of approximately $425,000 in 1997 and 1998. Remaining costs of approximately $386,000 have been accrued in the financial statements as of March 31, 1998. The costs of any additional asbestos abatement or lead paint remediation, if necessary, in excess of the amounts accrued at March 31, 1998, can not be determined at this time.

NOTE 11-  RENTAL INCOME
          -------------

     During April 1996, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 5.5% was effective June 1, 1996 and the second increase of approximately 5.3% was effective June 1, 1997.

NOTE 12-  PREPAID EXPENSES AND OTHER CURRENT ASSETS
          -----------------------------------------

     Prepaid expenses and other current assets in the accompanying balance sheet at March 31, 1998 are as follows:

            Escrow Account            $  525,266
            Prepaid:
                 Insurance               436,071
                 Water and Sewer           4,020
                 Real Estate Taxes       200,888
                 Supplies                 90,571
                 NYC Corp. Tax             9,921
                 Interest                 10,152
                 Expenses - Other         16,944
                                      ----------
                       TOTAL          $1,293,833
                                      ==========

                                  FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC
                     MANAGEMENTS DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATION
                                 MARCH 31, 1998
                                  (UNAUDITED)

Liquidity - As of March 31, 1998 the Registrant had a working capital deficit of approximately $247,000 and was in arrears on its contributions to its special fund for replacements, painting and decorating of approximately $111,000, as discussed further in Note 10 to the financial statements.

On January 30, 1997, the Registrant entered into an extension and modification agreement with it's Bank for the principal amount of $6,300,000 (see Note 4 to the financial statements). As a result of this mortgage extension and modification agreement, the Registrant's annual debt service will be reduced by approximately $155,000 per annum, effective as of March 1, 1997.

During April 1996, the Registrant received a two step rent increase which was approved by the Division of Housing and Community Renewal. The first increase of approximately 5.5% was effective June 1, 1996. The second increase of approximately 5.3% was effective June 1, 1997.

Capital resources - The Registrant has set aside funds for capital improvements and repairs amounting to approximately $227,767 as of March 31, 1998.

Results of operations - During the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, total revenues increased by approximately $119,000 or approximately 4.9%, due primarily to the rent increase referred to above, partially offset by decreases in retroactive surcharges, commercial rental income, interest income and other charges to tenants.

Operating expenses decreased by approximately $23,000 or approximately 1.0% during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This is primarily attributable to decreases in utilities, depreciation and amortization, mortgage and other interest, offset by increases in wages and related costs, maintenance, repairs and decorating expense, and miscellaneous operating and general expenses. Utilities decreased by approximately $43,000 or approximately 9.6%, primarily due to reductions in fuel oil prices and electrical consumption offset by increases in the City of New York's frontage charges. Depreciation and amortization expense decreased approximately $12,000 or approximately 8.2%, due to the use of accelerated depreciation methods and the fact that the majority of the fixed assets are in the latter part of their useful lives. Mortgage and other interest decreased by approximately $8,000 or approximately 5.2%, primarily due to the refinancing of the Company's mortgage debt (See Note 4 to the financial statements). Wages and related costs increased by approximately $24,000 or approximately 4.2%, primarily due to increases in union wage rates, union pension rates and related payroll taxes. Maintenance, repairs and decorating increased by $13,000 or 4.9%, primarily due to higher electrical, elevator and structural expenses, offset by decreases in painting and heating expenses. Miscellaneous operating and general expenses increased by approximately $3,000 or approximately 0.8%, primarily due to increases in legal fees, and security and protection expenses offset by decreases in collection losses and insurance expenses. The provision for income taxes increased by approximately $75,000 or approximately 375%, primarily due to an increase in income before income taxes.

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


                  KNICKERBOCKER VILLAGE, INC.:


Dated:  May 29, 1998          By:S/ROBERT GERSHON
                                 -------------------------
                                  ROBERT GERSHON,
                                  Vice President and Treasurer



Dated:  May 29, 1998          By:S/MELVIN GERSHON
                                 ------------------------
                                   MELVIN GERSHON,
                                   Secretary