Form 10QSB
period 1998-06-30
KNICKERBOCKER VILLAGE INC
filed 1998-08-14
CIK 56396

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB
                                  -----------

(Mark One)
  ------
    X
  ------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1998
  ------

  ------
                  TRANSITION REPORT UNDER SECTION 13 OR 15 (D)
                              OF THE EXCHANGE ACT

      For the period of transition from _______________ to _______________
                           Commission File No. 0-1322

                          KNICKERBOCKER VILLAGE, INC.
                          ---------------------------
             (Exact name of registrant as specified in its Charter)


         NEW YORK                                 13-0924285
         --------                                 ----------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                Identification No.)


   10 Monroe Street, New York, N.Y.                  10002
   --------------------------------                  -----
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


                                 YES  X     NO_____
                                    ------

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report is 147,464, $2.15 par value.

                                  FORM 10-QSB
                          KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEET
                              AS OF JUNE 30, 1998
                                  (UNAUDITED)

  Assets
  ------

Current Assets:
  Cash and cash equivalents                    $    26,171
  Accounts receivable (less allowance for
   doubtful accounts of $279,000)                  163,527
  Interest and other receivables                    22,752
  Prepaid expenses and other current assets      1,286,781
  Deferred tax asset, net                           75,000
                                               -----------
    Total Current Assets                         1,574,231
                                               -----------

Special Funds And Deposits:

  Funds for replacements, painting
   and decorating                                  334,043
  Tenants' security deposits - contra              683,586
                                               -----------
    Total Special Funds and Deposits             1,017,629
                                               -----------

Fixed Assets, At Cost:
 Land                                            3,273,281
 Buildings and building equipment               15,921,104
                                               -----------
                                                19,194,385
  Less: Accumulated depreciation                11,693,642
                                               -----------
    Net Fixed Assets                             7,500,743
                                               -----------

Other Assets:
  Deferred Tax Asset, Net                          227,000
  Other Assets                                     120,701
                                               -----------
                                                   347,701
                                               -----------

     TOTAL ASSETS                              $10,440,304
                                               ===========




In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at June 30, 1998 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                    FORM 10-QSB KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEET
                              AS OF JUNE 30, 1998
                                  (UNAUDITED)

       Liabilities And Stockholders' Equity
       ------------------------------------

Current Liabilities
     Accounts payable and accrued expenses           $ 1,615,381
     Unearned rental income                               69,971
     Dividends payable                                    19,023
     Current portion of long-term debt                    85,281
     Current portion of capital lease obligation           8,406
                                                     -----------

          Total Current Liabilities                    1,798,062

Tenants' Security Deposits - Contra                      683,586

Other Liabilities                                        173,524

Long-Term Debt, less current portion                   6,111,685

Capital Lease Obligation, less current portion             8,922
                                                     -----------

          Total Liabilities                            8,775,779
                                                     -----------

Commitments and Contingencies

Stockholders' Equity:
     Limited dividend capital stock,
     par value $2.15 per share,
     Authorized - 348,837 shares;
     issued and outstanding - 147,464                    317,048
     Retained earnings                                 1,347,477
                                                     -----------

          Total Stockholders' Equity                   1,664,525
                                                     -----------

       Total Liabilities And Stockholders' Equity    $10,440,304
                                                     ===========




In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at June 30, 1998 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                    FORM 10-QSB KNICKERBOCKER VILLAGE, INC.
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
               FOR THE SIX MONTHS ENDED  JUNE  30, 1998 AND 1997
                                  (UNAUDITED)

                                                    1998        1997
                                                 ----------  ----------
Revenues:
 Rentals                                         $5,058,571  $4,919,746
 Other income                                         4,996       3,054
                                                 ----------  ----------
                                                  5,063,567   4,922,800
                                                 ----------  ----------

Expenses:
 Wages and related costs                          1,192,336   1,151,210
 Real estate taxes                                  402,167     415,687
 Utilities                                          800,179     792,372
 Maintenance, repairs and decorating                524,412     509,089
 Depreciation and amortization                      269,213     278,881
 Mortgage and other interest                        275,785     284,257
 Management and administrative fee                  454,318     442,954
 Miscellaneous operating and general expenses       745,325     760,821
                                                 ----------  ----------

                                                  4,663,735   4,635,271
                                                 ----------  ----------

Income before income taxes                          399,832     287,529

Provision for income taxes                          187,000     147,000
                                                 ----------  ----------

Net income                                          212,832     140,529
                                                 ----------  ----------

Retained earnings at beginning of the period      1,134,645     943,164
                                                 ----------  ----------

Retained earnings at end the period              $1,347,477  $1,083,693
                                                 ==========  ==========

Earnings per share                                    $1.44        $.95
                                                 ==========  ==========




In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at June 30, 1998 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                                  FORM 10-QSB
                          KNICKERBOCKER VILLAGE, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED  JUNE  30, 1998 AND 1997
                                  (UNAUDITED)


                                                                     1998         1997
                                                                  ----------  ------------
Cash flows from operating activities:
     Net income                                                   $ 212,832   $   140,529
     Adjustments to reconcile net income to net
     cash used in operating activities:
          Depreciation and amortization                             269,213       278,881
          Provision for bad debts                                         0         8,043
          Deferred income taxes                                     (33,000)      (24,000)
          Changes in assets (increase) decrease:
               Rents Receivable                                      35,397       (36,305)
               Interest and other receivables                        11,849        12,664
               Prepaid expenses and other current assets             92,136       370,637
               Other assets                                               0      (124,375)
          Changes in liabilities increase (decrease):
               Accounts payable and accrued expenses               (217,682)     (584,984)
               Unearned rental income                                44,849         5,436
               Other liabilities                                    (77,790)      (10,850)
                                                                  ---------   -----------
          Net cash provided by operating activities                 337,804        35,676
                                                                  ---------   -----------

Cash Flows From Investing Activities:
     Interest earned on reserve fund investments                     (2,061)       (1,019)
Capital expenditures                                               (172,169)     (192,024)
     Contributions of cash from operations to replacement fund     (395,000)     (324,441)
     Reimbursement of expenditures paid by housing company
     from replacement fund                                          236,973       269,227
                                                                  ---------   -----------
     Net cash used in investing activities                         (332,257)     (248,257)
                                                                  ---------   -----------

Cash flows from financing activities:
     Proceeds on refinanced mortgage                                      0     6,300,000
     Payments on pre-existing mortgage debt                               0    (6,008,130)
     Payments on long-term debt                                     (40,008)      (24,678)
     Payments on capital lease obligation                            (4,202)         (489)
     Bank overdraft                                                  62,355             0
                                                                  ---------   -----------
     Net cash provided by financing activities                       18,145       266,703
                                                                  ---------   -----------

Net increase in cash                                                 23,692        54,122
Cash at beginning of period                                           2,479           415
                                                                  ---------   -----------
Cash at end of period                                             $  26,171   $    54,537
                                                                  =========   ===========

Supplemental Disclosures Of Cash Flow Information:
     Cash paid during the period for:
     Interest                                                     $ 264,000   $   284,000
     Income taxes                                                    70,000        36,000


In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at June 30, 1998 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997


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

   FIXED ASSETS
   ------------

   Fixed assets consists primarily of building improvements and equipment and are recorded at cost. Depreciation is provided for financial statement purposes on the straight-line method, over the estimated useful lives of the fixed assets, which range from 5 to 30 years. For federal income tax purposes, depreciation is provided for on the straight-line and accelerated methods.

   Expenditures for maintenance and repairs are charged to operations as incurred. Upon sale or retirement of property, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in operations for the period. Depreciation expense for the six months ended June 30, 1998 and 1997 was approximately $263,000 and $203,000, respectively.

   INCOME TAXES
   ------------

   Deferred tax assets and liabilities reflect the tax consequences on future years of differences between the tax bases of assets and liabilities, and their financial reporting amounts, using enacted tax rates in effect for the year in which the differences are expected to reverse.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997


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

   IMPAIRMENT OF LONG-LIVED ASSETS
   -------------------------------

   In accordance with SFAS No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of", the Company reviews its long-lived assets, including property and equipment, and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997


NOTE 3 -  REPLACEMENT, PAINTING AND DECORATING FUNDS
          ------------------------------------------

     Maintenance of these funds is requested by the Commissioner of the DHCR. These funds were comprised of the following at June 30, 1998:

                         Cash                       $334,043
                                                    ========

NOTE 4 -  LONG-TERM DEBT
          --------------

     On January 30, 1997, the Company entered into an extension and modification agreement with The Greater New York Savings Bank, now known as Astoria Federal Savings Bank (the "Bank") for the principal amount of $6,300,000. The mortgage is payable in monthly installments of $50,729, inclusive of interest at the rate of 8 1/2% per annum and is due on February 1, 2007. On the maturity date, the Company may pay the remaining principal balance, or extend the term of the mortgage for an additional five (5) years. The mortgage is collateralized by land, buildings and boilers. The aggregate maturities for long-term debt for the five years after June 30, 1998 are approximately $85,000 (1999); $93,000 (2000); $101,000 (2001); $110,000
     (2002); $120,000 (2003); $5,688,000 (thereafter).

NOTE 5 -  CAPITAL LEASE OBLIGATIONS
          -------------------------

     The Company leases certain equipment under long term leases and has the option to purchase the equipment at a nominal cost at the termination of the leases. Included in buildings and building equipment are the following assets held under capital leases:

               Building equipment                                                             $34,960
               Less accumulated depreciation                                                    4,368
                                                                                              -------
                                                                                              $30,592
                                                                                              =======

   Future minimum payments for assets under capital leases are as follows at June 30, 1998

               Year Ending June 30
               -------------------
               1999                                                                           $10,774
               2000                                                                             9,973
               2001                                                                             1,490
                                                                                              -------

               Total minimum lease payments                                                    22,237
               Less amounts representing interest                                               4,909
                                                                                              -------
               Present value of net minimum lease payments                                     17,328
               Less current portion                                                             8,406
                                                                                              -------
                    Long-term obligation                                                      $ 8,922
                                                                                              =======

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997


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

     Cumulative dividends unpaid to June 30, 1998 amounted to $551,666 or approximately $3.74 per share and unpaid to June 30, 1997 amounted to $532,643 or approximately $3.61 per share. Dividends amounting to $19,023 were declared during 1979, but were not paid as of June 30, 1998. Such dividends were approved by the DHCR. No dividends were declared or paid in 1998 or 1997.

NOTE 7 -    INCOME TAXES
            ------------

     The provision for income taxes for the year ended June 30, 1998 and 1997 consist of the following:

                                                                                                    1998         1997
                                                                                               --------------  ---------
  Current Taxes
  -------------
  Federal                                                                                           $171,000   $133,000
  New York City                                                                                       49,000     38,000
                                                                                                    --------   --------
  Total                                                                                             $220,000   $171,000
                                                                                                    --------   --------

  Deferred Taxes
  --------------
  Federal                                                                                           $(26,000)  $(21,000)
  New York City                                                                                       (7,000)    (3,000)
                                                                                                    --------   --------
  Total                                                                                             $(33,000)  $(24,000)
                                                                                                    --------   --------

 Provision For Income Taxes                                                                         $187,000   $147,000
                                                                                                    ========   ========

The provision for income taxes differs from amounts computed at statutory rates as follows:

                                                                                                      1998        1997
                                                                                                    --------   --------
 Federal income taxes at statutory rate                                                             $135,000   $ 98,000
 New York City corporation tax -
  net of federal benefit                                                                              23,000     17,000
 Other, net                                                                                           29,000     32,000
                                                                                                    --------   --------
  Total                                                                                             $187,000   $147,000
                                                                                                    ========   ========


                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 30, 1998 the net deferred tax assets of $302,000 was included in the Company's balance sheet as follows:

          Deferred tax asset, net - Current                                                          $  75,000
          Deferred tax asset, net - Long term                                                          227,000
                                                                                                     ---------
          Deferred tax asset, net                                                                    $ 302,000
                                                                                                     =========

     Significant components of the Company's net deferred tax asset at June 30, 1998 is as follows:

          Tax effects of:
           Accounts receivable                                                                       $ 120,000
           Unearned rental income                                                                       30,000
           Buildings and building equipment                                                            455,000
                                                                                                     ---------
          Gross deferred tax asset                                                                     605,000
          Valuation allowance                                                                         (303,000)
                                                                                                     ---------
          Net deferred tax asset                                                                     $ 302,000
                                                                                                     =========

     Management believes that a valuation allowance is appropriate given the current estimates of future taxable income, as well as consideration of available tax planning strategies. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However, if the Company achieves profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income. The net change in valuation allowance for the six months ended June 30, 1998 was an increase of $32,000.

NOTE 8 -  MANAGEMENT FEE
          --------------

     The management fee, set by DHCR, was paid to Cherry Green Property Corp., (Cherry Green), the owner of approximately 95% of the outstanding shares of the Company. Such fee is reviewed and may be adjusted annually, effective July 1 of each year, by the DHCR.

     On October 17, 1997 the DHCR approved an increase in the management fee of 2.44% effective July 1, 1997.

NOTE 9-  PENSION PLAN
         ------------

     Certain employees of the Company are covered under a union sponsored, multi-employer defined benefit pension plan. This plan is not administered by the Company and contributions are determined by the union. The Company's contributions for this plan was approximately $36,000 for the six months ended June 30, 1998 and 1997.

                          KNICKERBOCKER VILLAGE, INC
                              NOTES TO FINANCIAL
                       STATEMENTS JUNE 30, 1998 AND 1997


NOTE 10-  COMMITMENTS AND CONTINGENCIES
          -----------------------------

     As of June 30, 1998, the Company was in arrears on its contributions as requested by DHCR to its special fund for replacements, painting and decorating in the amount of approximately $111,000 (Note 3). The Company, in accordance with the Modification Agreement with its Bank dated January 31, 1997 (Note 4), has made a commitment to complete asbestos abatement work and lead paint remediation work of approximately $425,000 in 1997 and 1998. Remaining costs of approximately $386,000 have been accrued in the financial statements as of June 30, 1998. The costs of any additional asbestos abatement or lead paint remediation, if necessary, in excess of the amounts accrued at June 30, 1998, can not be determined at this time.

NOTE 11-  RENTAL INCOME
          -------------

     During April 1996, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 5.5% was effective June 1, 1996 and the second increase of approximately 5.3% was effective June 1, 1997.

NOTE 12-  PREPAID EXPENSES AND OTHER CURRENT ASSETS
          -----------------------------------------

     Prepaid expenses and other current assets in the accompanying balance sheet at June 30, 1998 is as follows:

Escrow Account        $  403,752
Prepaid:
 Insurance               289,212
 Real Estate Taxes       480,901
 Supplies                 90,571
 Interest                  5,076
 Expenses - Other         17,269
                      ----------
  TOTAL               $1,286,781
                      ==========

                                  FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC
                     MANAGEMENTS DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATION
                                 JUNE 30, 1998
                                  (UNAUDITED)

Liquidity - As of June 30, 1998 the Registrant had a working capital deficit of approximately $224,000 and was in arrears on its contributions to its special fund for replacements, painting and decorating of approximately $111,000, as discussed further in Note 10 to the financial statements.

On January 30, 1997, the Registrant entered into an extension and modification agreement with Astoria Federal Savings (formerly, The Greater New York Savings
Bank) for the principal amount of $6,300,000 (see Note 4 to the financial statements). As a result of this mortgage extension and modification agreement, the Registrant's annual debt service will be reduced by approximately $155,000 per annum, effective as of March 1, 1997.

During April 1996, the Registrant received a two step rent increase which was approved by the DHCR. The first increase of approximately 5.5% was effective June 1, 1996. The second increase of approximately 5.3% was effective June 1, 1997.

Capital resources - The Registrant has set aside funds for capital improvements and repairs amounting to approximately $334,000 as of June 30, 1998.

Results of operations - During the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, total revenues increased by approximately $140,000 or approximately 2.9%, due primarily to the rent increase referred to above, offset by decreases in surcharges.

Operating expenses increased by approximately $28,000 or approximately 0.6% during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This is primarily attributable to increases in wages and related costs, maintenance, repairs and decorating expense, and miscellaneous operating and general expenses, offset by decreases in depreciation and amortization, mortgage and other interest. Wages and related costs increased by approximately $21,000 or approximately 1.8%, primarily due to increases in union wage rates, union pension rates and related payroll taxes. Maintenance, repairs and decorating increased by approximately $15,000 or 3.0%, primarily due to higher electrical, elevator and heating expenses, offset by decreases in painting and plumbing expenses. Miscellaneous operating and general expenses increased by approximately $4,000 or approximately 0.6%, primarily due to increases in security and protection expense and social services, offset by decreases in collection losses, and professional fees. Depreciation and amortization expense decreased approximately $10,000 or approximately 3.5%, due to the use of accelerated depreciation methods and the fact that the majority of the fixed assets are in the latter part of their useful lives. Mortgage and other interest decreased by approximately $8,000 or approximately 3.0%, primarily due to the refinancing of the Company's mortgage debt (See Note 4 to the financial
statements).   The provision for income taxes increased by approximately $40,000 or approximately 27.0%, primarily due to an increase in income before taxes.

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


                  KNICKERBOCKER VILLAGE, INC.:


Dated:  August 12, 1998       By: /s/ROBERT GERSHON
                                 ----------------------------
                                 ROBERT GERSHON,
                                 Vice President and Treasurer



Dated:  August 12, 1998       By:/s/MELVIN GERSHON
                                 ------------------------
                                 MELVIN GERSHON,
                                 Secretary