Form 10QSB
period 1998-09-30
KNICKERBOCKER VILLAGE INC
filed 1998-11-13
CIK 56396

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark                             FORM 10-QSB
 One)                             -----------
[ X ]

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998

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

                                  FORM 10-QSB
                          KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEET
                            AS OF SEPTEMBER 30,1998
                                  (UNAUDITED)

                                                   Assets
                                               -----------

Current Assets:
  Cash and cash equivalents                    $    40,252
  Accounts receivable (less allowance for
  doubtful accounts of $286,000)                   144,237
  Interest and other receivables                    31,267
  Prepaid expenses and other current assets      1,190,760
  Deferred tax asset, net                           80,000
                                               -----------
       Total Current Assets                      1,486,516
                                               -----------

Special Funds And Deposits:

  Funds for replacements, painting
            and decorating                         263,702
  Tenants' security deposits - contra              684,415
                                               -----------
       Total Special Funds and Deposits            948,117
                                               -----------

Fixed Assets, At Cost:
    Land                                         3,273,281
    Buildings and building equipment            16,214,885
                                               -----------
                                                19,488,166
  Less: Accumulated depreciation                11,827,850
                                               -----------
       Net Fixed Assets                          7,660,316
                                               -----------

Other Assets:
  Deferred Tax Asset, Net                          240,000
  Other Assets                                     117,216
                                               -----------
                                                   357,216
                                               -----------
            TOTAL ASSETS                       $10,452,165
                                               ===========


In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at September 30, 1998 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                    FORM 10-QSB KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEET
                            AS OF SEPTEMBER 30, 1998
                                  (UNAUDITED)

    Liabilities And Stockholders' Equity
    ------------------------------------

Current Liabilities
  Accounts payable and accrued expenses           $ 1,597,229
  Unearned rental income                               87,010
  Dividends payable                                    19,023
  Current portion of long-term debt                    87,106
  Current portion of capital lease obligation           8,406
                                                  -----------

       Total Current Liabilities                    1,798,774

Tenants' Security Deposits - Contra                   684,415

Other Liabilities                                     173,410

Long-Term Debt, less current portion                6,089,212

Capital Lease Obligation, less current portion          6,820
                                                  -----------

       Total Liabilities                            8,752,631
                                                  -----------

Commitments and Contingencies

Stockholders' Equity:
  Limited dividend capital stock,
  par value $2.15 per share,
     Authorized - 348,837 shares;
     issued and outstanding - 147,464                 317,048
  Retained earnings                                 1,382,486
                                                  -----------

       Total Stockholders' Equity                   1,699,534
                                                  -----------

    Total Liabilities And Stockholders' Equity    $10,452,165
                                                  ===========


In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at September 30, 1998 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                                 FORM 10-QSB
                          KNICKERBOCKER VILLAGE, INC.
                  STATEMENTS OF INCOME AND RETAINED EARNINGS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (UNAUDITED)

                                                     1998        1997
                                                  ----------  ----------
Revenues:
  Rentals                                         $7,609,547  $7,472,684
  Other income                                         8,643       4,122
                                                  ----------  ----------
                                                   7,618,190   7,476,806
                                                  ----------  ----------

Expenses:
  Wages and related costs                          1,783,578   1,729,152
  Real estate taxes                                  642,617     616,253
  Utilities                                        1,237,820   1,424,985
  Maintenance, repairs and decorating                775,445     861,789
  Depreciation and amortization                      406,907     415,056
  Mortgage and other interest                        411,159     422,058
  Management and administrative fee                  677,773     669,479
  Miscellaneous operating and general expenses     1,199,050   1,157,723
                                                  ----------  ----------

                                                   7,134,349   7,296,495
                                                  ----------  ----------

Income before income taxes                           483,841     180,311

Provision for income taxes                           236,000      29,000
                                                  ----------  ----------

Net income                                           247,841     151,311
                                                  ----------  ----------

Retained earnings at beginning of the period       1,134,645     943,164
                                                  ----------  ----------

Retained earnings at end the period               $1,382,486  $1,094,475
                                                  ==========  ==========

Earnings per share                                     $1.68       $1.03
                                                  ==========  ==========




In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at September 30, 1998 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                                  FORM 10-QSB
                          KNICKERBOCKER VILLAGE, INC.
                            STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED  SEPTEMBER  30, 1998 AND 1997
                                  (UNAUDITED)

                                                                  1998         1997
                                                               ----------  ------------
Cash flows from operating activities:
  Net income                                                   $ 247,841   $   151,311
  Adjustments to reconcile net income to net
  cash used in operating activities:
       Depreciation and amortization                             406,907       415,056
       Provision for bad debts                                     7,000        41,043
       Deferred income taxes                                     (51,000)     (153,000)
       Changes in assets (increase) decrease:
            Rents Receivable                                      47,687       (14,923)
            Interest and other receivables                         3,334        (3,906)
            Prepaid expenses and other current assets            188,157       463,478
            Other assets                                               0      (124,374)
       Changes in liabilities increase (decrease):
            Accounts payable and accrued expenses               (173,477)     (457,244)
            Unearned rental income                                61,888       (14,155)
            Other liabilities                                    (77,904)      (32,000)
                                                               ---------   -----------
       Net cash provided by operating activities                 660,433       271,286
                                                               ---------   -----------

Cash Flows From Investing Activities:
  Interest earned on reserve fund investments                     (3,742)       (1,912)
  Capital expenditures                                          (465,950)     (278,454)
  Contributions of cash from operations to replacement fund     (533,000)     (591,441)
  Reimbursement of expenditures paid by housing company
  from replacement fund                                          446,992       453,976
                                                               ---------   -----------
  Net cash used in investing activities                         (555,700)     (417,831)
                                                               ---------   -----------

Cash flows from financing activities:
  Proceeds on refinanced mortgage                                      0     6,300,000
  Payments on pre-existing mortgage debt                               0    (6,008,130)
  Payments on long-term debt                                     (60,656)      (43,649)
  Payments on capital lease obligation                            (6,304)       (5,377)

  Net cash provided by (used in) financing activities            (66,960)      242,844
                                                               ---------   -----------

Net increase in cash                                              37,773        96,299
Cash at beginning of period                                        2,479           415
                                                               ---------   -----------
Cash at end of period                                          $  40,252   $    96,714
                                                               =========   ===========

Supplemental Disclosures Of Cash Flow Information:
  Cash paid during the period for:
  Interest                                                     $ 395,000   $   423,000
  Income taxes                                                   110,000        65,000

In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at September 30, 1998 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998 AND 1997


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

     Expenditures for maintenance and repairs are charged to operations as incurred. Upon sale or retirement of property, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in operations for the period. Depreciation expense for the nine months ended September 30, 1998 and 1997 was approximately $396,000 and $385,000, respectively.

     INCOME TAXES
     ------------

     Deferred tax assets and liabilities reflect the tax consequences on future years of differences between the tax bases of assets and liabilities, and their financial reporting amounts, using enacted tax rates in effect for the year in which the differences are expected to reverse.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998 AND 1997


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

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998 AND 1997


NOTE 3 -  REPLACEMENT, PAINTING AND DECORATING FUNDS
          ------------------------------------------

     Maintenance of these funds is requested by the Commissioner of the DHCR. These funds were comprised of the following at September 30, 1998:

                      Cash                         $264,000
                                                   ========

NOTE 4 -  LONG-TERM DEBT
          --------------

     On January 30, 1997, the Company entered into an extension and modification agreement with The Greater New York Savings Bank, now known as Astoria Federal Savings Bank (the "Bank") for the principal amount of $6,300,000. The mortgage is payable in monthly installments of $50,729, inclusive of interest at the rate of 8 1/2% per annum and is due on February 1, 2007.
     On the maturity date, the Company may pay the remaining principal balance, or extend the term of the mortgage for an additional five (5) years. The mortgage is collateralized by land, buildings and boilers. The aggregate maturities for long-term debt for the five years after September 30, 1998 are approximately $87,000 (1999); $95,000 (2000); $103,000 (2001); $112,000
     (2002); $122,000 (2003); $5,657,000 (thereafter).

NOTE 5 -  CAPITAL LEASE OBLIGATIONS
          -------------------------

     The Company leases certain equipment under long term leases and has the option to purchase the equipment at a nominal cost at the termination of the leases. Included in buildings and building equipment are the following assets held under capital leases:

            Building equipment                            $34,960
            Less accumulated depreciation                   6,552
                                                          -------
                                                          $28,408
                                                          =======

Future minimum payments for assets under capital leases are as follows at September 30, 1998

            Year Ending September 30
            ------------------------
            1999                                          $10,774
            2000                                            8,767
                                                          -------

            Total minimum lease payments                   19,541
            Less amounts representing interest              4.315
                                                          -------
            Present value of net minimum lease payments    15,226
            Less current portion                            8,406
                                                          -------
                 Long-term obligation                     $ 6,820
                                                          =======

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998 AND 1997


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

     Cumulative dividends unpaid to September 30, 1998 amounted to $551,666 or approximately $3.74 per share and unpaid to September 30, 1997 amounted to $532,643 or approximately $3.61 per share. Dividends amounting to $19,023 were declared during 1979, but were not paid as of September 30, 1998. Such dividends were approved by the DHCR. No dividends were declared or paid in 1998 or 1997.

NOTE 7 -    INCOME TAXES
            ------------

     The provision for income taxes for the year ended September 30, 1998 and 1997 consist of the following:
                                                  1998          1997
                                             --------------  ----------
        Current Taxes
        --------------
            Federal                               $223,000   $ 141,000
            New York City                           64,000      41,000
                                                  --------   ---------
            Total                                 $287,000   $ 182,000
                                                  --------   ---------

        Deferred Taxes
        --------------
            Federal                               $(40,000)  $(129,000)
            New York City                          (11,000)    (24,000)
                                                  --------   ---------
            Total                                 $(51,000)  $(153,000)
                                                  --------   ---------

        Provision For Income Taxes                $236,000   $  29,000
                                                  ========   =========

The provision for income taxes differs from amounts computed at statutory rates as follows:

                                                    1998        1997
                                                  --------   ---------
        Federal income taxes at statutory rate    $164,000   $  62,000
        New York City corporation tax -
            net of federal benefit                  33,000      11,000
        Other, net                                  39,000     (44,000)
                                                  --------   ---------
         Total                                    $236,000   $  29,000
                                                  ========   =========

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998 AND 1997


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 1998 the net deferred tax assets of $320,000 was included in the Company's balance sheet as follows:

        Deferred tax asset, net - Current                    $  80,000
        Deferred tax asset, net - Long term                    240,000
                                                             ---------
        Deferred tax asset, net                              $ 320,000
                                                             =========

     Significant components of the Company's net deferred tax asset at September 30, 1998 is as follows:

        Tax effects of:
         Accounts receivable                                 $ 122,000
         Unearned rental income                                 38,000
         Buildings and building equipment                      480,000
                                                             ---------
        Gross deferred tax asset                               640,000
        Valuation allowance                                   (320,000)
                                                             ---------
        Net deferred tax asset                               $ 320,000
                                                             =========

     Management believes that a valuation allowance is appropriate given the current estimates of future taxable income, as well as consideration of available tax planning strategies. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However, if the Company achieves profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income. The net change in valuation allowance for the nine months ended September 30, 1998 was an increase of $50,000.

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

NOTE 9-  PENSION PLAN
         ------------

     Certain employees of the Company are covered under a union sponsored, multi-employer defined benefit pension plan. This plan is not administered by the Company and contributions are determined by the union. The Company's contributions for this plan was approximately $53,000 and $54,000 for the nine months ended September 30, 1998 and 1997, respectively.

                          KNICKERBOCKER VILLAGE, INC
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998 AND 1997


NOTE 10-  COMMITMENTS AND CONTINGENCIES
          -----------------------------

     As of September 30, 1998, the Company was in arrears on its contributions as requested by DHCR to its special fund for replacements, painting and decorating in the amount of approximately $180,000 (Note 3). The Company, in accordance with the Modification Agreement with its Bank dated January 31, 1997 (Note 4), has made a commitment to complete asbestos abatement work and lead paint remediation work of approximately $425,000 in 1997 and 1998. Remaining costs of approximately $386,000 have been accrued in the financial statements as of September 30, 1998. The costs of any additional asbestos abatement or lead paint remediation, if necessary, in excess of the amounts accrued at September 30, 1998, can not be determined at this time.

NOTE 11-  RENTAL INCOME
          -------------

     During April 1996, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 5.5% was effective June 1, 1996 and the second increase of approximately 5.3% was effective June 1, 1997.

NOTE 12-  PREPAID EXPENSES AND OTHER CURRENT ASSETS
          -----------------------------------------

     Prepaid expenses and other current assets in the accompanying balance sheet at September 30, 1998 is as follows:

            Escrow Account             $  712,659
            Prepaid:
                 Insurance                143,455
                 Real Estate Taxes        240,451
                 Supplies                  90,571
                 Interest                   1,692
                 Expenses - Other           1,932
                                       ----------
                      TOTAL            $1,190,760
                                       ==========

                                  FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC
                     MANAGEMENTS DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATION
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

Liquidity - As of September 30, 1998 the Registrant had a working capital deficit of approximately $312,000 and was in arrears on its contributions to its special fund for replacements, painting and decorating of approximately $180,000, as discussed further in Note 10 to the financial statements.

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

Capital resources - The Registrant has set aside funds for capital improvements and repairs amounting to approximately $264,000 as of September 30, 1998.

Results of operations - During the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, total revenues increased by approximately $141,000 or approximately 1.9%, due primarily to the rent increase referred to above, offset by decreases in surcharges.

Operating expenses decreased by approximately $162,000 or approximately 2.2% during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This is primarily attributable to decreases in utilities and maintenance, repairs and decorating expense, offset by increases in wages and related costs, real estate taxes and miscellaneous operating and general expenses. Utilities decreased by approximately $187,000 or approximately 13.0% primarily due to the mild winter and low oil prices. Maintenance, repairs and decorating decreased by approximately $86,000 or approximately 10.0%, primarily due to decreases in plumbing and structural repairs and painting. Wages and related costs increased by approximately $54,000 or approximately 3.2%, primarily due to increases in union wage rates, union pension rates and related payroll taxes. Real estate taxes increased by approximately $26,000 or approximately 4.2% due to an increase in the property's assessed value for tax years ended June 30, 1998 and 1999. Miscellaneous operating and general expense increased by approximately $41,000 or approximately 3.6% due to the increases in social services and consultant fees offset by decreases in collection losses, legal and other fees. The provision for income taxes increased by approximately $207,000 or approximately 713.8%, primarily due to an increase in income before taxes.

                                  FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC
                     MANAGEMENTS DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATION
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)



Year 2000

   The Year 2000 problem is the inability of a significant amount of the world's computers, software applications and embedded semiconductor chips to cope with the change of the year from 1999 to 2000. As a result of this problem, systems could fail to operate or fail to produce correct results at the start of the 21st century.

Assessment

   The Year 2000 problem affects computers, software, and other equipment used, operated, or maintained by the Company for itself and its customers. Accordingly, the Company is currently assessing the potential impact of, and the costs of remediating, the Year 2000 problem for its internal systems and on facilities systems and equipment.

   The Company is in the process of identifying the computers, software applications, and related equipment used in connection with its operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption of its business. The Company has commenced the process of modifying, upgrading, and replacing systems which have already been assessed as adversely affected by the Year 2000 problem, and expects to have all other major systems assessed, and if need be, modified, before the occurrence of any material disruption of its business. The Company expects to complete this process by the middle of 1999.

   In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, copiers, telephone switches, security systems and other common devices may be affected by the Year 2000 problem. The Company is currently assessing the potential effect of, and costs of remediating, the Year 2000 problem on its office and facilities systems and equipment.

Impact of Year 2000 Problems

   Because the Company's assessment is not complete, the Company has not yet estimated the total cost to the Company of completing any required modifications, upgrades, or replacements of either the operational systems, or facilities systems and equipment.

   The Company expects to identify and resolve all Year 2000 problems that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company or its customers and suppliers have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many Year 2000 problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures.

                                  FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC
                     MANAGEMENTS DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATION
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)



Contingency Plans

   The Company will develop contingency plans, if necessary, to be implemented if its efforts to identify and correct Year 2000 problems affecting its operational systems and facilities systems and equipment are not effective. The Company expects to complete its contingency plans by the middle of 1999. Depending on the systems affected, any contingency plans developed by the Company, if implemented, should not have a material adverse effect on the Company's financial condition and results of operations.


Disclaimer

   The discussion of the Company's efforts, and management's expectations relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

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




                   KNICKERBOCKER VILLAGE, INC.:


Dated:  November 11, 1998       By: S/ROBERT GERSHON
                                   ------------------------
                                ROBERT GERSHON
                                 Vice President and Treasurer



Dated:  November 11, 1998       By: S/MELVIN GERSHON
                                   -----------------------
                                MELVIN GERSHON,
                                Secretary