Form 10KSB
period 1998-12-31
KNICKERBOCKER VILLAGE INC
filed 1999-03-29
CIK 56396

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
                                  -----------

             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998  Commission File No. 0-1322
                          -----------------                      ------



                          KNICKERBOCKER VILLAGE, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

                 NEW YORK                              13-0924285
-------------------------------------------    ---------------------------------
State or other jurisdiction of incorporation         (I.R.S. Employer
or organization)                                      Identification No.)

10 Monroe Street, New York, New York                          10002
----------------------------------------              --------------------------
(Address of principal Executive Offices)                     Zip Code

Registrant's Telephone Number, including Area Code:
(212) 227-0955
--------------
Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
Title of each class                                    on which registered
-------------------                                    ------------------------

     NONE                                               NONE

          Securities registered pursuant to Section 12(g) of the Act:

                Limited Dividend Capital Stock, Par Value $2.15
--------------------------------------------------------------------------------
                               (Title of class)

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB
_________.

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                          Yes     X           No  ____
                                 ----

     State Registrant's revenues for its most recent fiscal year:
$10,169,000.00
--------------

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1999. Approximately $16,000 which is based on par value of the voting stock. No active trading market exists for the Registrant's Capital Stock.

     Indicate the number of shares outstanding of each of the Issuer's classes of Common Stock, as of February 28, 1999.

     Capital Stock, $2.15 par value - 147,464 Shares

DOCUMENTS INCORPORATED BY REFERENCE - NONE

Transitional Small Business Disclosure Format:

                          Yes    ____         No   X
                                                   ----

                          KNICKERBOCKER VILLAGE,  INC.


                      INDEX TO FORM 10-KSB - PARTS I - IV
                      -----------------------------------

                                                                   PAGE NO.
                                                                   --------
PART I -

     Item 1.  DESCRIPTION OF BUSINESS..............................   5-9

     Item 2.  DESCRIPTION OF PROPERTIES............................ 10-11

     Item 3.  LEGAL PROCEEDINGS....................................    11

     Item 4.  SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS..................................    11

PART II -

     Item 5.  MARKET FOR THE REGISTRANT'S
              COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS..................................    12

     Item 6.  MANAGEMENT'S DISCUSSION AND
              ANALYSIS OR PLAN OF OPERATION........................ 12-16

     Item 7.  FINANCIAL STATEMENTS.................................    16

     Item 8.  CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE.................................    16
PART  III -

     Item 9.  DIRECTORS, EXECUTIVE OFFICERS,
              PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH 16(a) OF
              THE EXCHANGE ACT..................................... 17-18

                                                                Page No.
                                                                --------


     Item 10.  EXECUTIVE COMPENSATION..............................    18

     Item 11.  SECURITY OWNERSHIP OF CERTAIN
               BENEFICIAL OWNERS AND
               MANAGEMENT.......................................... 18-19

     Item 12.  CERTAIN RELATIONSHIPS AND
               RELATED TRANSACTIONS................................    19

PART IV -

     Item 13.  EXHIBITS AND REPORTS ON
               FORM 8-K............................................    20

                                    PART I
                                    ------


ITEM 1    DESCRIPTION OF BUSINESS
------    -----------------------


The Registrant is a "limited dividend housing corporation" created and formed under the New York Private Housing Law on September 5, 1933. The Registrant owns a housing development located at the corners of Monroe, Market, Catherine and Cherry Streets in Manhattan, New York. The properties are managed by Cherry Green Property Corp., the Managing Agent, and is subject to the supervision of the New York State Division of Housing and Community Renewal ("DHCR"), which must approve all management fees and rent increases and contracts in excess of $30,000. (See "Item 12-Certain Relationships and Related Transactions"). Dividends to stockholders are limited by law to six percent (6.0%) of par value on a cumulative basis. The Registrant has not paid any dividends since 1968.
As a result, the cumulative dividends unpaid through December 31, 1998, amounted to approximately $571,000 or approximately $3.87 per share. (See Note 6 of Notes to Financial Statements). No dividends were declared or paid during 1998 or 1997. In the event of liquidation, stockholders cannot receive more than the cumulative unpaid dividends, plus the amount of their original investment. Any surplus in excess of such amounts reverts to public authorities.

The Registrant's properties are managed by Cherry Green Property Corp., pursuant to a Management Contract approved by the DHCR. Cherry Green Property Corp. is a real estate management company, which manages and administers real estate. Cherry Green Property Corp. is the record and beneficial owner of over ninety-five percent (95.0%) of the Registrant's outstanding shares. During 1998, the Registrant paid Cherry Green Property Corp. a management fee approved by the DHCR in the amount of approximately $977,000 compared to approximately $945,000 paid in 1997. (See Exhibit 10.1 annexed hereto and Note 8 of Notes to Financial Statements.) The Registrant employs fifty-four (54) persons, all of whom are full-time employees.

In 1996, the Registrant received a two step rent increase. The first increase of approximately 5.5% was effective June 1, 1996 and the second increase of approximately 5.3% was effective June 1, 1997. Accordingly, net rental income in 1998 increased by approximately $128,000 or approximately one percent (1%) over 1997 amounts, primarily due to the two step rent increase referred to above, partially offset by decreases in surcharges and commercial rental income. Other income in 1998 increased by approximately $2,000 or approximately seventeen percent (17%) from 1997 amounts primarily due to higher reserve fund balances during 1998. Operating expenses for 1998 increased by approximately $43,000 or approximately one percent (1%) due to increases in wages and related costs, maintenance, repairs and decorating, management and administration fee and miscellaneous operations and general expenses offset by decreases in utilities, depreciation and amortization and mortgage and other interest expense. Wages and related costs increased by approximately $74,000 or approximately three percent (3%) in 1998 as compared to 1997. The increase was attributable to an increase in wages and related payroll taxes of approximately $69,000 primarily due to increases in union wage rates, and an increase in employee benefits of approximately $5,000 primarily due to increases in related payroll taxes.

Maintenance, repairs and decorating increased by approximately $137,000 or approximately twelve percent (12%). The increase was primarily attributable to increases in repairs to the parapet walls of approximately $150,000 and electrical and supplies expenses of approximately $72,000, offset primarily by a decrease in painting expense of approximately $85,000, due to lower demands in painting jobs compared to 1997. Management and administration fee increased by approximately $32,000 or approximately three percent (3%) in 1998 compared to 1997, primarily due to increases in the management fee, which were approved by the DHCR of 2.44% effective July 31, 1997 and 5.5% effective July 1, 1998. (See
Note 8 to the financial statements, Page F-11). Miscellaneous operating and general expenses increased by approximately $112,000 or approximately eight percent (8%), primarily due to increases in security costs of approximately $76,000 and consulting fees of approximately $87,000 incurred pertaining to rebates received from Con Edison for erroneous billings. These increases were offset by decreases in professional fees of approximately $8,000 and insurance expense of approximately $43,000. Utilities decreased by approximately $254,000 or approximately thirteen percent (13%) in 1998 as compared to 1997, primarily due to a decrease in electricity expense of $103,000 attributable to rebates from Con Edison, a decrease in oil expense of approximately $123,000 due to lower oil prices and a milder winter and a decrease in water and sewer expense compared to 1997 of approximately $31,000 due primarily to the switch from standard billings to meter readings. This decrease was offset by an increase in gas heating of approximately $3,000. Depreciation and amortization decreased by approximately $20,000 or approximately four percent (4%) due to the use of accelerated depreciation methods and the fact that the majority of the fixed assets are in the latter part of their useful lives. Mortgage and other interest decreased by approximately $11,000 or approximately two percent (2%), primarily due to the refinancing of the Company's mortgage debt. (See Note 4 to the financial statements Page F-9). The provision for doubtful accounts decreased by approximately $30,000 or approximately fifty seven percent (57%) in 1998 as compared to 1997, primarily due to improved collections on accounts receivable. The provision for income taxes increased by approximately $134,000, primarily due to an increase in income before taxes and changes in the Registrant's valuation allowance (See Note 7 to the financial statements, Pages F-10 and F-
11).

In 1996, the Registrant received a two step rent increase. The first increase of approximately 5.5% was effective June 1, 1996 and the second increase of approximately 5.3% was effective June 1, 1997. Accordingly, net rental income in 1997 increased by approximately $466,000 over 1996 amounts, primarily due to the two step rent increase referred to above, partially offset by decreases in retroactive surcharges, commercial rental income and other charges to tenants. Other income in 1997 decreased by approximately $5,000 from 1996 amounts primarily due to lower reserve fund balances in 1997. Operating expenses for 1997 increased by approximately $234,000, or approximately two percent (2%), due to increases in wages and related costs, real estate taxes, utilities, maintenance, repairs and decorating, depreciation and amortization, management and administration fee and miscellaneous operating and general expenses offset by decreases in mortgage and other interest and the provision for doubtful accounts. Wages and related costs increased by approximately $107,000 or approximately five percent (5%) in 1997 as compared to 1996. This increase was attributable to the hiring of an environmental coordinator at an annual salary of approximately $40,000, increases in union wage rates and related increases in payroll taxes of approximately $49,000 and an increase in employee benefits of approximately $18,000. Real estate taxes increased by approximately $26,000 or approximately three percent (3%) in 1997 as compared to 1996 due to increases in the property's assessed valuation for the tax year ended June 30, 1998 and increases in the New York City tax rates. Utilities increased by approximately $41,000 or approximately two percent (2%) in 1997 primarily due to a rise in The City of New York's frontage charges offset by reductions in fuel oil prices during 1997. Depreciation and amortization increased in 1997 as compared to 1996 by approximately $58,000 or approximately eleven percent (11%) primarily due to additional depreciation expense incurred on the acquisition of fixed assets and the write off of mortgage costs of approximately $21,000 related to the Company's pre-existing mortgage debt. Mortgage and other interest decreased by approximately $69,000 or approximately eleven percent (11%) in 1997 as compared to 1996 primarily due to the extension and modification of the Registrant's mortgage payable.(See Note 4 to the financial statements Page F-9). The agreement reduced the interest rate on the related mortgage debt from 10% per annum to 8.5% per annum. The management fee increased by approximately $22,000 or approximately two percent (2%) in 1997 as compared to 1996 primarily due to increases in the management fee, which were approved by the DHCR of 2.75% effective July 1, 1996, and 2.44% effective July 1, 1997. In addition, the Registrant received a management agent financial award in 1997, which was approved by the DHCR, that exceeded the amount received in 1996 by approximately $2,000. The provision for doubtful accounts decreased by approximately $36,000 or approximately forty one percent (41%) in 1997 as compared to 1996, primarily due to improved collections on accounts receivable. Miscellaneous operating and general expenses increased by approximately $40,000 or approximately three percent (3%) in 1997 as compared to 1996, primarily due to increases in social services and security costs. The provision for income taxes decreased by approximately $6,000 in 1997 compared to 1996, primarily due to the increases in the 1997 deferred tax benefit due to changes in the Registrant's valuation allowance. (See Note 7 to the financial statements, Pages F-10 and F-11).

          RE-FINANCE OF MORTGAGE
          ----------------------

On January 30, 1997 (the "Closing Date"), Registrant entered into a Consolidation, Modification and Extension Agreement, (the "Loan Agreement"), by and among the Registrant, and The Greater New York Savings Bank now known as Astoria Federal Savings Bank (the "Bank" or "Mortgage Lender") (capitalized terms not otherwise defined herein are used herein as set forth in the Loan Agreement) relating to a loan in the principal amount of $6,300,000 (the "Loan Amount"), with a ten (10) year term, (with a five year option to extend the loan as described below) with interest at eight and one-half percent (8 1/2%) per annum. At the time of closing, the principal balance due on the existing mortgage was $5,994,529.72. The mortgage increase of $305,470.28 was evidenced by the "Gap" Mortgage and "Gap" Note. The current monthly principal and interest under the Note is $50,729.32, with a monthly escrow for taxes of $103,090.68 and the total monthly payment is $153,820.00. The Loan Agreement provides that the Loan Amount will be repaid at the aforesaid interest rate in equal monthly installments sufficient to repay the Loan Amount in twenty-five (25) years. The Loan Agreement has been approved by the DHCR. Principal payments due on the Mortgage for the next two (2) years are approximately:
$89,000(1999); and $97,000 (2000). As a result of the refinancing, annual payments of principal and interest due the Bank, will be reduced by approximately $155,000 per annum. Prepayment may be made by the Registrant with thirty (30) days prior written notice to the Bank with a prepayment penalty of:
5% of the outstanding principal balance if prepaid during the first, second or third year of the initial term or the first year of any extended term; 4% of the outstanding principal balance if prepaid during the fourth, fifth or sixth year of the initial term or the second year of any extended term; 3% of the outstanding principal balance if prepaid during the seventh or eighth year of the initial term or the third year of any extended term; 2% of the outstanding principal balance if prepaid during the ninth year of the initial term or the fourth year of any extended term; 1% of the outstanding principal balance if prepaid during the first six months of the tenth year of the initial term or the first six months of the fifth year of any extended term; and there shall be no prepayment penalty during the last six months of the tenth year of the initial term or the last six months of the fifth year of any extended term.

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

ITEM 2    DESCRIPTION OF PROPERTIES
------    -------------------------

The Registrant's property consists of twelve (12) apartment buildings, eleven
(11) of which are twelve (12) stories high and one which is ten (10) stories high, constructed in 1934 at Monroe and Catherine Streets in New York City and consisting of approximately 6,000 rooms in approximately 1,600 apartments with commercial stores on the ground floor of some of the buildings. The Registrant believes that such premises are in satisfactory condition and are suitable for use as residential dwellings and commercial units, as applicable. The buildings, land and boiler are subject to a mortgage in the principal amount of approximately $6,155,000 owing at December 31, 1998. (See Item 1 above and Note 4 to Financial Statements.)

Management believes that the Registrant's properties are adequately covered by insurance.

The Registrant's residential properties have an occupancy rate of approximately ninety-nine (99%) percent. No tenant occupies ten (10%) percent or more of the rentable square footage of the properties. The Registrant's properties are principally used for rental of residential apartments for low to middle income families. The Registrant has approximately $792,000 in monthly revenue from residential space, with an average effective annual rental per room of approximately $131.00 for the year ended December 31, 1998. The average apartment is three and one-half (3 1/2) rooms. Annual revenues from residential leases was approximately $9,503,000 for the year ended December 31, 1998. Residential leases of which there are approximately sixteen hundred (1600), are generally renewed, subject to the terms of the applicable leases and compliance by the tenants with same. The total annual rental income on fifteen (15) commercial leases for the year ended December 31, 1998, was approximately $276,000. Accordingly, gross annual revenue for 1998 from residential leases was ninety three percent (93%) compared to three percent (3%) of gross annual revenue from commercial leases.

Real estate taxes on the Registrant's properties were approximately $820,000, for the year ended December 31, 1998. The tax rate for the 1998 tax year was approximately eleven percent (11%).

The Registrant's estimated replacement, repairs and renovation budget and status of projects for January 1, 1999 to December 31, 1999 ("1999 Projects") and January 1, 2000 to December 31, 2000 ("2000 Projects") are as follows:

                     1999 PROJECTS              APPROXIMATE COST
                     -------------              ----------------

                     Terrace/Waterproofing           $300,000.00
                     Asbestos Abatement               300,000.00
                     Plumbing-Phase 1                  75,000.00
                     Appliances                        50,000.00
                                                     -----------
                                            TOTAL:   $925,000.00

                     2000 PROJECTS              APPROXIMATE COST
                     ----------------------     ----------------

                     Window Bars Replacement          100,000.00
                     Terrace Replacement/
                     Waterproofing                    250,000.00
                     Oil Tank Replacement             150,000.00
                     Elevators                         75,000.00
                     Plumbing                         300,000.00
                     Appliances                        50,000.00
                                                     -----------
                                            TOTAL:   $925,000.00


The above estimates are for informational purposes only, and the actual costs of such projects may differ. The cost of these projects are funded from operations, and the money is deposited in an escrow account which is supposed to be funded monthly in an amount of approximately $69,000. However, the Registrant was in arrears in its monthly funding in an amount of approximately $180,000 for the year ended December 31, 1998. (See Notes 3 and 10 to Financial Statements.)

Pursuant to the Registrant's Loan Agreement, the Registrant in 1997, agreed to expend at least $425,000 for lead paint remediation work and asbestos abatement work. Remaining costs of approximately $383,000 for asbestos abatement or lead paint remediation have been accrued by the Registrant. The costs of additional asbestos abatement or lead paint remediation, if necessary, at the Registrant's properties in excess of the amounts accrued at December 31, 1998, can not be determined at this time.


ITEM 3    LEGAL PROCEEDINGS
------    -----------------

          None.


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
------    -----------------------------------------------------

          None.

                                    PART II
                                    -------

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

No dividends have been paid since 1968. The holders of Capital Stock cannot, at any time, receive repayment of their investment in excess of the par value of the stock, together with cumulative unpaid dividends at the rate of 6.0% of par value ($2.15 per share) per annum (without interest). Dividends amounting to $19,023 were declared during 1979, but were not paid as of December 31, 1998.
No dividends were declared or paid in 1998 or 1997. Cumulative dividends unpaid as of December 31, 1998 and December 31, 1997 amounted to approximately $571,000 and $552,000 (approximately $3.87 and $3.74 per share), respectively. (See Note 6 of Notes to Financial Statements.)

There are approximately 340 holders of record of the Registrant's Capital Stock as of March 1, 1999.

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS
------    ------------------------------------
          OR PLAN OF OPERATIONS
          ---------------------

a).Liquidity - As of December 31, 1998, the Registrant had a working capital deficiency of approximately $282,000. At December 31, 1997, the Registrant had a working capital deficiency of approximately $301,000. As of December 31, 1998, the Registrant was in arrears on its required contributions to its special fund for replacements, painting and decoration in the amount of approximately $180,000. (See Note 10 to the financial statements, page F-12). During December 1998, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 3.3% will become effective February 1, 1999. The second increase of approximately 3.2% will become effective on February 1, 2000. During April 1996, the Registrant received a two step rent increase, which was approved by the DHCR. The first increase of approximately 5.5% was effective June 1, 1996. The second increase of approximately 5.3% was effective June 1, 1997. (See Note 11 to the financial statements, Page F-12). On January 30, 1997 the Registrant entered into an extension and modification agreement with Astoria Federal Savings Bank (formerly known as The Greater New York Savings Bank) (the "Bank"), which increased the principal amount of the Registrant's mortgage payable to $6,300,000. (See Note 4 to the financial statements, Page F-9). The annual payments of principal and interest due to the Bank have been reduced by approximately $155,000 per annum. Subject to unforeseen circumstances, the two step rent increase effective February 1, 1999 and February 1, 2000, the two step rent increase effective June 1, 1996 and June 1, 1997, and the extension and modification of the Registrant's mortgage payable, will increase the future liquidity of the Registrant.

b). Capital Resources - The Registrant has set aside funds for capital improvements and repairs amounting to approximately $157,000 and $174,000 as of December 31, 1998 and 1997. (See Note 3 to the financial statements, Page F-9).

c). Results of Operations - In 1996, the Registrant received a two step rent increase. The first increase of approximately 5.5% was effective June 1, 1996 and the second increase of approximately 5.3% was effective June 1, 1997. Accordingly, net rental income in 1998 increased by approximately $128,000 or approximately one percent (1%) over 1997 amounts, primarily due to the two step rent increase referred to above, partially offset by decreases in surcharges and commercial rental income. Other income in 1998 increased by approximately $2,000 or approximately seventeen percent (17%) from 1997 amounts primarily due to higher reserve fund balances during 1998. Operating expenses for 1998 increased by approximately $43,000 or approximately one percent (1%) due to increases in wages and related costs, maintenance, repairs and decorating, management and administration fee and miscellaneous operations and general expenses offset by decreases in utilities, depreciation and amortization and mortgage and other interest expense. Wages and related costs increased by approximately $74,000 or approximately three percent (3%) in 1998 as compared to 1997. The increase was attributable to an increase in wages and related payroll taxes of approximately $69,000 primarily due to increases in union wage rates, and an increase in employee benefits of approximately $5,000 primarily due to increases in related payroll taxes. Maintenance, repairs and decorating increased by approximately $137,000 or approximately twelve percent (12%). The increase was primarily attributable to increases in repairs to the parapet walls of approximately $150,000 and electrical and supplies expenses of approximately $72,000, offset primarily by a decrease in painting expense of approximately $85,000, due to lower demands in painting jobs compared to 1997. Management and administration fee increased by approximately $32,000 or approximately three percent (3%) in 1998 compared to 1997, primarily due to increases in the management fee, which were approved by the DHCR of 2.44% effective July 31, 1997 and 5.5% effective July 1, 1998. (See Note 8 to the financial statements, Page F-11). Miscellaneous operating and general expenses increased by approximately $112,000 or approximately eight percent (8%), primarily due to increases in security costs of approximately $76,000 and consulting fees of approximately $87,000 incurred pertaining to rebates received from Con Edison for erroneous billings. These increases were offset by decreases in professional fees of approximately $8,000 and insurance expense of approximately $43,000. Utilities decreased by approximately $254,000 or approximately thirteen percent (13%) in 1998 as compared to 1997, primarily due to a decrease in electricity expense of $103,000 attributable to rebates from Con Edison, a decrease in oil expense of approximately $123,000 due to lower oil prices and a milder winter and a decrease in water and sewer expense compared to 1997 of approximately $31,000 due primarily to the switch from standard billings to meter readings. This decrease was offset by an increase in gas heating of approximately $3,000. Depreciation and amortization decreased by approximately $20,000 or approximately four percent (4%) due to the use of accelerated depreciation methods and the fact that the majority of the fixed assets are in the latter part of their useful lives. Mortgage and other interest decreased by approximately $11,000 or approximately two percent (2%), primarily due to the refinancing of the Company's mortgage debt. (See Note 4 to the financial statements Page F-9). The provision for doubtful accounts decreased by approximately $30,000 or approximately fifty seven percent (57%) in 1998 as compared to 1997, primarily due to improved collections on accounts receivable. The provision for income taxes increased by approximately $134,000, primarily due to an increase in income before taxes and changes in the Registrant's valuation allowance (See Note 7 to the financial statements, Pages F-10 and F-11).

In 1996, the Registrant received a two step rent increase. The first increase of approximately 5.5% was effective June 1, 1996 and the second increase of approximately 5.3% was effective June 1, 1997. Accordingly, net rental income in 1997 increased by approximately $466,000 over 1996 amounts, primarily due to the two step rent increase referred to above, partially offset by decreases in retroactive surcharges, commercial rental income and other charges to tenants. Other income in 1997 decreased by approximately $5,000 from 1996 amounts primarily due to lower reserve fund balances in 1997. Operating expenses for 1997 increased by approximately $234,000, or approximately two percent (2%), due to increases in wages and related costs, real estate taxes, utilities, maintenance, repairs and decorating, depreciation and amortization, management and administration fee and miscellaneous operating and general expenses offset by decreases in mortgage and other interest and the provision for doubtful accounts. Wages and related costs increased by approximately $107,000 or approximately five percent (5%) in 1997 as compared to 1996. This increase was attributable to the hiring of an environmental coordinator at an annual salary of approximately $40,000, increases in union wage rates and related increases in payroll taxes of approximately $49,000 and an increase in employee benefits of approximately $18,000. Real estate taxes increased by approximately $26,000 or approximately three percent (3%) in 1997 as compared to 1996 due to increases in the property's assessed valuation for the tax year ended June 30, 1998 and increases in the New York City tax rates. Utilities increased by approximately $41,000 or approximately two percent (2%) in 1997 primarily due to a rise in The City of New York's frontage charges offset by reductions in fuel oil prices during 1997. Depreciation and amortization increased in 1997 as compared to 1996 by approximately $58,000 or approximately eleven percent (11%) primarily due to additional depreciation expense incurred on the acquisition of fixed assets and the write off of mortgage costs of approximately $21,000 related to the Company's pre-existing mortgage debt. Mortgage and other interest decreased by approximately $69,000 or approximately eleven percent (11%) in 1997 as compared to 1996 primarily due to the extension and modification of the Registrant's mortgage payable.(See Note 4 to the financial statements Page F-9). The agreement reduced the interest rate on the related mortgage debt from 10% per annum to 8.5% per annum. The management fee increased by approximately $22,000 or approximately two percent (2%) in 1997 as compared to 1996 primarily due to increases in the management fee, which were approved by the DHCR of 2.75% effective July 1, 1996, and 2.44% effective July 1, 1997. In addition, the Registrant received a management agent financial award in 1997, which was approved by the DHCR, that exceeded the amount received in 1996 by approximately $2,000. The provision for doubtful accounts decreased by approximately $36,000 or approximately forty one percent (41%) in 1997 as compared to 1996, primarily due to improved collections on accounts receivable. Miscellaneous operating and general expenses increased by approximately $40,000 or approximately three percent (3%) in 1997 as compared to 1996, primarily due to increases in social services and security costs. The provision for income taxes decreased by approximately $6,000 in 1997 compared to 1996, primarily due to the increases in the 1997 deferred tax benefit due to changes in the Registrant's valuation allowance. (See Note 7 to the financial statements, Pages F-10 and F-11).

Year 2000

     The Year 2000 problem is the inability of a significant amount of the world's computers, software applications and embedded semiconductor chips to cope with the change of the year from 1999 to 2000. As a result of this problem, systems could fail to operate or fail to produce correct results at the start of the 21st century.

Assessment

     The Year 2000 problem affects computers, software, and other equipment used, operated, or maintained by the Company and others. Accordingly, the Company is currently assessing the potential impact of, and the costs of remediating, the Year 2000 problem for its internal systems and on facilities systems and equipment.

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

ITEM 7    FINANCIAL STATEMENTS
------    --------------------

          Information required by this Item is attached to this Report as pages F-1 through F-12 following Part IV, Item 13.

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------    ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

          None.

                                   PART III
                                   --------

ITEM 9    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          --------------------------------------------
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
          ----------------------------------------------
          OF THE EXCHANGE ACT
          -------------------

                                Position with  Held        Principal
Name                    Age     Registrant     Since       Occupation
----                    ---     -------------  -----       ----------

Irene Pletka (1)(2)      57     President and   1977  Commercial Photographer
                                Director

Peter Pletka (1)(2)      61     Vice            1992  Physician
                                President

Howard Kestenberg        42     Director        1992  Real Estate Entrepreneur
(3)

Robert Gershon           62     Director, Vice  1977  Principal in the firm
(2) (4)                         President and         of Carl Gershon & Co.,
                                Treasurer             a Real Estate Brokerage.

Melvin Gershon           56     Director and   1977   Principal in the firm
(2) (4)                         Secretary             of Carl Gershon & Co.

Loretta Jefferson        56     Director       1997   Housing Management
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

          Management believes that Cherry Green Property Corp. has made all requisite filings of Form 3, 4 and 5 required to be filed under 16(a) of the Exchange Act relating to the Registrant during the two (2) fiscal years ended December 31, 1998 and 1997, respectively.

ITEM 10   EXECUTIVE COMPENSATION
-------   ----------------------

          During the year ended December 31, 1998, no officer or director of the Registrant received any compensation from the Registrant for his or her services. The Registrant did not grant or award stock options, stock appreciation rights or long-term incentive plans to any of its executive officers in the last fiscal year. The Registrant does not presently maintain a pension plan or other retirement plan for its named executive officers.

          The housing complex owned by the Registrant is managed by Cherry Green Property Corp., pursuant to a management contract approved by the DHCR. Cherry Green was granted increases in its management fee of 2.4% and 5.5%, effective July 1, 1997 and July 1, 1998, respectively, pursuant to a Contract for Managing Agents Extension Agreement, approved by the DHCR on November 13, 1998. (See Exhibit 10.1 annexed hereto.) Such fee is reviewed and adjusted annually effective July 1 of each year, by the DHCR. Cherry Green Property Corp. owns over 95.0% of the Registrant's Capital Stock. Several officers and directors of Cherry Green Property Corp. are officers and directors of the Registrant. (See Item 9 herein). During 1998, the Registrant paid Cherry Green Property Corp. a management and administrative fee of approximately $977,000. Such fee was approved by the DHCR. (See Items 1, 9, 11 and 12 and Note 8 of Notes to Financial Statements.)


ITEM 11   SECURITY OWNERSHIP OF CERTAIN
-------   -----------------------------
          BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------

          (a) Security Ownership of Certain Beneficial Owners. Following is a list of those persons known by the Registrant to be the beneficial owners of more than 5% of the outstanding Capital Stock of the Registrant as of December 31, 1998:

Name and Address     Amount and Nature         Percent of
Title of Class      of Beneficial Owner  of Beneficial Ownership    Class
------------------  -------------------  -----------------------  ----------

Limited Dividend    Cherry Green         140,242 Shares of               95%
Capital Stock,      Property Corp.       Record and Beneficial
(par value $2.15)   11 Monroe Street     Ownership
                    New York, NY

          (b)  Security Ownership of Management

               As of December 31, 1998, no Directors or Officers owned any shares of the Registrant's Limited Dividend Capital Stock, $2.15 par value. However, the following Officers and Directors of the Registrant own of record and beneficially that percentage of Common Stock of Cherry Green Property Corp. as set forth below:

                                                Percent Owned of Cherry
Name                  Position with Registrant   Green Property Corp.
----                  ------------------------  -----------------------

Irene Pletka (1)       Director and President           53.3

Peter Pletka (1)       Vice President                   53.3

Howard Kestenberg      Director                         18.3

Robert Gershon (2)     Director, Vice President          9.6
                       and Treasurer

Melvin Gershon (2)     Director and Secretary            6.3


----------------------------------------------

(1) Such shares of Cherry Green Property Corp. are owned collectively by Dr. and Mrs. Pletka.

(2)  Robert Gershon and Melvin Gershon are brothers.


          (c)  Change in control.

               There are no known arrangements, the application of which may at a subsequent date result in a change in control of the Registrant.



ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

          The Registrant is managed by Cherry Green Property Corp., the owner of over 95% of the Registrant's outstanding Capital Stock. Several officers and directors of the Registrant are shareholders, officers and directors of Cherry Green Property Corp. (See Items 1, 9, 10 and 11 herein). During 1998, the Registrant paid Cherry Green Property Corp. a management and administrative fee of approximately $977,000. Such fee was approved by the DHCR pursuant to a contract, with increases effective July 1, 1997 and July 1, 1998. (See Exhibit 10.1 annexed hereto) (See Note 8 of Notes to Financial Statements).

                                    PART IV
                                    -------

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

          (a) The list of Financial Statements and Notes required by Item 7 and by Item 13(a) are set forth on pages F-1 through F-12 attached hereto.

          (b)  Reports on Form 8-K:

               None.

          (c)  Exhibits:

               10.1 - Contract for Managing Agent Extension Agreement, dated as of July 1, 1998, by and between Knickerbocker Village, Inc. and Cherry Green Property Corp. and approved by the New York State Division of Housing and Community Renewal on October 22, 1998.

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

Dated:  March 27, 1999
----------------------


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



(Signature and Title) :/s/IRENE PLETKA
-------------------------------------------------------------------
IRENE PLETKA, Director and President

Dated:  March 27, 1999
----------------------



(Signature and Title) :/s/PETER PLETKA
-------------------------------------------------------------------
PETER PLETKA, Vice President

Dated:   March 27, 1999
-----------------------



(Signature and Title) :/s/MELVIN GERSHON
-------------------------------------------------------------------
MELVIN GERSHON, Director and Secretary


Dated:   March 27, 1999
-----------------------

                          KNICKERBOCKER VILLAGE, INC.
                          ---------------------------

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------




Independent Auditors'  Report                                    F-2

Balance Sheets                                                   F-3 to F-4

Statements of Net Income, Comprehensive Income
and Retained Earnings, Years Ended December 31, 1998 and 1997    F-5

Statements of Cash Flows,
Years Ended December 31, 1998 and 1997                           F-6

Notes to Financial Statements                                    F-7 to F-12

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



Board of Directors
Knickerbocker Village, Inc.
10 Monroe Street
New York, New York  10002



We have audited the accompanying balance sheets of Knickerbocker Village, Inc., as of December 31, 1998 and 1997, and the related statements of net income, comprehensive income and retained earnings and cash flows for each of the years in the two-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knickerbocker Village, Inc., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



February 19, 1999             Held, Kranzler, McCosker & Pulice, LLP

                          KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997



   Assets                                          1998         1997
   ------                                      -----------  -----------

Current Assets:
  Cash and cash equivalents                    $    92,956  $     2,479
  Accounts receivable (less allowance for
  doubtful accounts of $ 301,000 in 1998
   and $282,000 in 1997)                           142,485      198,924
  Interest and other receivables                   164,051       34,601
  Prepaid expenses and other current assets      1,676,790    1,378,917
  Deferred tax asset, net                           71,000       66,000
                                               -----------  -----------
       Total Current Assets                      2,147,282    1,680,921
                                               -----------  -----------

Special Funds And Deposits:

  Funds for replacements, painting
  and decorating                                   157,593      173,956
  Tenants' security deposits - contra              671,366      658,307
                                               -----------  -----------
       Total Special Funds and Deposits            828,959      832,263
                                               -----------  -----------

Fixed Assets, At Cost:
Land                                             3,273,281    3,273,281
Buildings and building equipment                16,289,745   15,748,935
                                               -----------  -----------
                                                19,563,026   19,022,216
  Less: Accumulated depreciation                11,964,330   11,431,398
                                               -----------  -----------
       Net Fixed Assets                          7,598,696    7,590,818
                                               -----------  -----------

Other Assets:
  Deferred Tax Asset, Net                          249,000      203,000
  Other Assets                                     113,731      127,671
                                               -----------  -----------
                                                   362,731      330,671
                                               -----------  -----------

            TOTAL ASSETS                       $10,937,668  $10,434,673
                                               ===========  ===========




The accompanying notes are an integral part of the financial statements.

                          KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997



  Liabilities And Stockholders' Equity                 1998         1997
  ------------------------------------            -----------  -----------

Current Liabilities
  Cash overdraft                                  $         0  $    33,180
  Accounts payable and accrued expenses             2,269,509    1,770,709
  Unearned rental income                               27,497       25,122
  Dividends payable                                    19,023       19,023
  Income tax payable                                   15,576       44,123
  Current portion of long-term debt                    88,971       81,745
  Current portion of capital lease obligation           8,406        8,406
                                                  -----------  -----------
       Total Current Liabilities                    2,428,982    1,982,308

Tenants' Security Deposits - Contra                   671,366      658,307

Other Liabilities                                     170,707      174,011

Long-Term Debt, less current portion                6,066,258    6,155,229

Capital Lease Obligation, less current portion          4,718       13,125
                                                  -----------  -----------

       Total Liabilities                            9,342,031    8,982,980
                                                  -----------  -----------

Commitments and Contingencies

Stockholders' Equity:
  Limited dividend capital stock,
  par value $2.15 per share,
     Authorized - 348,837 shares;
     issued and outstanding - 147,464                 317,048      317,048
  Retained earnings                                 1,278,589    1,134,645
                                                  -----------  -----------

       Total Stockholders' Equity                   1,595,637    1,451,693
                                                  -----------  -----------

    Total Liabilities And Stockholders' Equity    $10,937,668  $10,434,673
                                                  ===========  ===========




The accompanying notes are an integral part of the financial statements.

                          KNICKERBOCKER VILLAGE, INC.
      STATEMENTS OF NET INCOME, COMPREHENSIVE INCOME AND RETAINED EARNINGS
                FOR THE YEARS ENDED  DECEMBER 31, 1998 AND 1997


                                                     1998         1997
                                                  -----------  -----------
Revenues:
  Rentals                                         $10,157,928  $10,030,039
  Other income                                         11,206        9,555
                                                  -----------  -----------
                                                   10,169,134   10,039,594
                                                  -----------  -----------

Expenses:
  Wages and related costs                           2,424,172    2,350,485
  Real estate taxes                                   820,053      816,819
  Utilities                                         1,631,750    1,885,889
  Maintenance, repairs and decorating               1,301,089    1,163,754
  Depreciation and amortization                       546,872      566,939
  Mortgage and other interest                         544,394      555,324
  Management and administrative fee                   977,223      945,491
  Provision for doubtful accounts                      22,140       52,043
  Miscellaneous operating and general expenses      1,591,497    1,479,369
                                                  -----------  -----------

                                                    9,859,190    9,816,113
                                                  -----------  -----------

Income before income taxes                            309,944      223,481

Provision for income taxes                            166,000       32,000
                                                  -----------  -----------

Net income and comprehensive income                   143,944      191,481
                                                  -----------  -----------

Retained earnings at beginning of the year          1,134,645      943,164
                                                  -----------  -----------

Retained earnings at end of the year              $ 1,278,589  $ 1,134,645
                                                  ===========  ===========

Earnings per share                                      $0.98        $1.30
                                                  ===========  ===========




The accompanying notes are an integral part of the financial statements.

                          KNICKERBOCKER VILLAGE, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                  1998         1997
                                                               ----------  ------------
Cash flows from operating activities:
  Net income                                                   $ 143,944   $   191,481
  Adjustments to reconcile net income to net
  cash used in operating activities:
       Depreciation and amortization                             546,872       566,939
       Provision for bad debts                                    22,140        52,043
       Deferred income taxes                                     (51,000)     (143,000)
       Changes in assets (increase) decrease:
            Accounts receivable                                   34,299       (42,968)
            Interest and other assets                           (129,450)      (20,236)
            Prepaid expenses                                    (297,873)      141,701
            Other assets                                               0      (124,374)
       Changes in liabilities increase (decrease):
            Accounts payable and accrued expenses                514,376       (79,676)
            Unearned rental income                                 2,375       (57,851)
            Other liabilities                                    (80,607)      (38,488)
                                                               ---------   -----------
       Net cash provided by operating activities                 705,076       445,571
                                                               ---------   -----------

Cash Flows From Investing Activities:
  Interest earned on reserve fund investments                     (4,849)       (2,976)
  Capital expenditures                                          (540,810)     (636,906)
  Contributions of cash from operations to replacement fund     (740,000)     (866,441)
  Reimbursement of expenditures paid by housing company
  from replacement fund                                          761,212       811,436
                                                               ---------   -----------
  Net cash used in investing activities                         (524,447)     (694,887)
                                                               ---------   -----------

Cash flows from financing activities:
  Proceeds on refinanced mortgage                                      0     6,300,000
  Payments on pre-existing mortgage debt                               0    (6,008,130)
  Payments on long-term debt                                     (81,745)      (63,026)
  Payments on capital lease obligation                            (8,407)      (10,645)
  Proceeds from bank overdraft                                         0        33,181
                                                               ---------   -----------
  Net cash provided by (used in) financing activities            (90,152)      251,380
                                                               ---------   -----------

Net increase in cash                                              90,477         2,064
Cash at beginning of year                                          2,479           415
                                                               ---------   -----------
Cash at end of year                                            $  92,956   $     2,479
                                                               =========   ===========

Supplemental Disclosures Of Cash Flow Information:
  Cash paid during the years for:
  Interest                                                     $ 544,000   $   555,000
  Income taxes                                                   200,000       135,000

Supplemental Schedule Of Noncash Investing and Financing Activities:
  A capital lease obligation of $21,531 was incurred when the Company acquired new equipment in 1997.

The accompanying notes are an integral part of the financial statements.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


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

     Expenditures for maintenance and repairs are charged to operations as incurred. Upon sale or retirement of property, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in operations for the year. Depreciation expense was approximately $533,000 for the years ended December 31, 1998 and 1997, respectively.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


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

     3. Debt - The carrying amounts approximate fair value based on borrowing rates currently available to the Company for bank loans with similar terms.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


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

      COMPREHENSIVE INCOME
      --------------------

     The company adopted SFAS No. 130, "Report Comprehensive Income" in 1998 for the years ended December 31, 1998 and 1997. There are no items of other comprehensive income as defined in the pronouncement.

NOTE 3 -  REPLACEMENT, PAINTING AND DECORATING FUNDS
          ------------------------------------------

     Maintenance of these funds is requested by the Commissioner of Housing and Community Renewal of the State of New York. These funds were comprised of the following at December 31, 1998:


                                    1998                1997
                                  --------            --------
  Cash                            $157,593            $173,956
                                                      --------
                                  $157,593            $173,956
                                  ========            ========


NOTE 4 -  LONG-TERM DEBT
          --------------

     On January 31, 1997, the Company entered into an extension and modification
     agreement with The Greater New York Savings Bank, now known as     Astoria
     Federal Savings Bank (the "Bank") for the principal amount of $6,300,000. The mortgage is payable in monthly installments of $50,729, inclusive of interest at the rate of 8 1/2% per annum, and is due on February 1, 2007. On the maturity date, the Company may pay the remaining principal balance, or extend the term of the mortgage for an additional five (5) years. The mortgage is collateralized by land, buildings and boilers. The aggregate maturities for long-term debt for the five years after December 31, 1998 are approximately $89,000, (1999); $97,000, (2000); $105,000, (2001);
     $115,000 (2002); and $125,000,(2003); $5,624,000, (thereafter).

NOTE 5 -  CAPITAL LEASE OBLIGATIONS
          -------------------------

     The Company leases certain equipment under long term leases and has the option to purchase the equipment at a nominal cost at the termination of the leases. Included in buildings and building equipment are the following assets held under capital leases:

                                               1997      1998
                                             --------  --------
          Building equipment                  $34,961
            Less accumulated depreciation       4,618     4,368
                                              -------  --------
                                              $30,343   $30,593
                                              =======  ========

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


     Future minimum payments for assets under capital leases are as follows at December 31, 1998

        Year Ending December 31
        -----------------------
        1999                                     $      10,774
        2000                                             6,074
                                                       -------

        Total minimum lease payments                    16,848
        Less amounts representing interest               3,724
                                                       -------
        Present value of net minimum lease payments     13,124
        Less current portion                             8,406
                                                       -------
            Long-term obligation                       $ 4,718
                                                       =======

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

     Cumulative dividends unpaid to December 31, 1998 amounted to $570,689 or approximately $3.87 per share and unpaid to December 31, 1997 amounted to $551,666 or approximately $3.74 per share. Dividends amounting to $19,023 were declared during 1979, but were not paid as of December 31, 1998. Such dividends were approved by the DHCR. No dividends were declared or paid in 1998 or 1997.

NOTE 7 - INCOME TAXES
         ------------

     The provision for income taxes for the years ended December 31, 1998 and 1997 consist of the following:

                                           1998          1997
                                      --------------  ----------
         Current Taxes
         -------------
            Federal                        $169,000   $ 137,000
            New York City                    48,000      38,000
                                           --------   ---------
            Total                          $217,000   $ 175,000
                                           --------   ---------

        Deferred Taxes
        --------------
            Federal                        $(40,000)  $(116,000)
            New York City                   (11,000)    (27,000)
                                           --------   ---------
            Total                          $(51,000)  $(143,000)
                                           --------   ---------

        Provision For Income Taxes         $166,000   $  32,000
                                           ========   =========

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


     The provision for income taxes differs from amounts computed at statutory rates as follows:

                                                    1998       1997
                                                  --------  ----------
        Federal income taxes at statutory rate    $105,000  $  77,000

        New York City corporation tax -
            net of federal benefit                  18,000     11,000
        Other, net                                  43,000   (156,000)
                                                  --------  ---------
        Total                                     $166,000  $  32,000
                                                  ========  =========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1998, and 1997 the net deferred tax assets of $320,000 and $269,000, respectively were included in the Company's balance sheets as follows:

                                                    1998        1997
                                                 ----------  ----------

        Deferred tax asset, net - Current         $  71,000   $  66,000
        Deferred tax asset, net - Long term         249,000     203,000
                                                 ----------   ---------
        Deferred tax asset, net                   $ 320,000   $ 269,000
                                                 ==========   =========

     Significant components of the Company's net deferred tax asset at December 31, 1998 and 1997 are as follows:

                                                      1998        1997
                                                  ---------   ---------

        Tax effects of:
         Accounts receivable                      $ 129,000   $ 121,000
         Unearned rental income                      13,000      11,000
         Buildings and building equipment           498,000     407,000
                                                  ---------   ---------
        Gross deferred tax asset                    640,000     539,000
        Valuation allowance                        (320,000)   (270,000)
                                                  ---------   ---------
        Net deferred tax asset                    $ 320,000   $ 269,000
                                                  =========   =========

     Management believes that a valuation allowance is appropriate given the current estimates of future taxable income, as well as consideration of available tax planning strategies. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However, if the Company achieves profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income. The net change in valuation allowance for the years ended December 31, 1998 and 1997 was a increase $50,000 and a decrease of $110,000, respectively.

NOTE 8 -  MANAGEMENT FEE
          --------------

     The management fee, set by DHCR, was paid to Cherry Green Property Corp., (Cherry Green), the owner of approximately 95% of the outstanding shares of the Company. Such fee is reviewed and may be adjusted annually, effective July 1 of each year, by the DHCR.

                                   KNICKERBOCKER VILLAGE, INC
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


     On October 17, 1997 and October 21, 1998 the DHCR approved increases in the management fee of 2.44% effective July 1, 1997 and 5.5% effective July 1, 1998, respectively.

NOTE 9-  PENSION PLAN
         ------------

     Certain employees of the Company are covered under a union sponsored, multi-employer defined benefit pension plan. This plan is not administered by the Company and contributions are determined by the union. The Company's contributions for this plan were approximately $71,000 for the years ended December 31, 1998 and 1997, respectively.

NOTE 10- COMMITMENTS AND CONTINGENCIES
         -----------------------------

     As of December 31, 1998, the Company was in arrears on its contributions as requested by DHCR to its special fund for replacements, painting and decorating in the amount of $180,000 (Note 3). The Company, in accordance with the Modification Agreement with its bank dated January 31, 1997 (Note
     4), has made a commitment to complete asbestos abatement work and lead paint remediation work of approximately $425,000. Remaining costs of approximately $383,000 have been accrued in the financial statements as of December 31, 1998. The costs of any additional asbestos abatement or lead paint remediation, if necessary, in excess of the amounts accrued at December 31, 1998, can not be determined at this time.

NOTE 11- RENTAL INCOME
         -------------

     During December 1998, the Company received a two step rent increase, which
     was approved by the     DHCR.  The first increase of approximately 3.3%
     will become effective February 1, 1999. The second increase of approximately 3.2% will become effective on February 1, 2000. During April 1996, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 5.5% was effective June 1, 1996 and the second increase of approximately 5.3% was effective June 1, 1997.

NOTE 12- PREPAID EXPENSES AND OTHER CURRENT ASSETS
         -----------------------------------------

     Prepaid expenses and other current assets in the accompanying balance sheets at December 31, 1998 and 1997 are as follows:


                                1998        1997
                             ----------  ----------

     Escrow Account          $  589,395  $  242,461
     Prepaid:
        Insurance               589,287     514,911
        Water and Sewer               0     112,039
        Real Estate Taxes       386,924     401,775
        Supplies                 95,011      90,571
        Interest                 16,173      15,228
        Expenses - Other              0       1,932
                             ----------  ----------
            TOTAL            $1,676,790  $1,378,917
                             ==========  ==========