Form 10QSB
period 1999-03-31
KNICKERBOCKER VILLAGE INC
filed 1999-05-14
CIK 56396

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark                           FORM 10-QSB
One)                            -----------
___
 X                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
___                  OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999
[_]
                  TRANSITION REPORT UNDER SECTION 13 OR 15 (D)
                              OF THE EXCHANGE ACT

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


                                 YES  X     NO
                                    ------    -----


The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report is 147,464, $2.15 par value.

Total number of sequentially numbered pages - 14
No exhibits filed.

                                  FORM 10-QSB
                          KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEET
                             AS OF MARCH 31, 1999

(UNAUDITED)

    Assets
    ------

Current Assets:
  Cash and cash equivalents                    $   645,856
  Accounts receivable (less allowance for
  doubtful accounts of $304,000)                   125,208
  Interest and other receivables                   181,020
  Prepaid expenses and other current assets      1,028,509
  Deferred tax asset, net                           85,000
                                               -----------
       Total Current Assets                      2,065,593
                                               -----------

Special Funds And Deposits:

  Funds for replacements, painting
           and decorating                          435,024
  Tenants' security deposits - contra              677,759
                                               -----------
       Total Special Funds and Deposits          1,112,783
                                               -----------

Fixed Assets, At Cost:
    Land                                         3,273,281
    Buildings and building equipment            16,309,134
                                               -----------
                                                19,582,415
  Less: Accumulated depreciation                12,095,306
                                               -----------
       Net Fixed Assets                          7,487,109
                                               -----------

Other Assets:
  Deferred tax asset, net                          260,000
  Other assets                                     110,246
                                               -----------
                                                   370,246
                                               -----------
            TOTAL ASSETS                       $11,035,731
                                               ===========





In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at March 31, 1999 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                    FORM 10-QSB KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEET
                             AS OF MARCH 31, 1999

(UNAUDITED)

    Liabilities And Stockholders' Equity
    ------------------------------------

Current Liabilities
  Accounts payable and accrued expenses           $ 2,047,809
  Unearned rental income                               84,127
  Dividends payable                                    19,023
  Income taxes payable                                137,404
  Current portion of long-term debt                    90,875
  Current portion of capital lease obligation           8,406
                                                  -----------

       Total Current Liabilities                    2,387,644

Tenants' security deposits - contra                   677,759

Other liabilities                                     170,707

Long-Term Debt, less current portion                6,042,813

Capital lease obligation, less current portion          2,617
                                                  -----------

       Total Liabilities                            9,281,540
                                                  -----------

Commitments and Contingencies

Stockholders' Equity:
  Limited dividend capital stock,
  par value $2.15 per share,
     Authorized - 348,837 shares;
     issued and outstanding - 147,464                 317,048
  Retained earnings                                 1,437,143
                                                  -----------

       Total Stockholders' Equity                   1,754,191
                                                  -----------

    Total Liabilities And Stockholders' Equity    $11,035,731
                                                  ===========




In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at March 31, 1999 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                                  FORM 10-QSB
                          KNICKERBOCKER VILLAGE, INC.
     STATEMENTS OF NET INCOME, COMPREHENSIVE INCOME AND RETAINED EARNINGS
             FOR THE THREE MONTHS ENDED  MARCH  31, 1999 AND 1998

(UNAUDITED)

                                                        1999        1998
                                                  ----------  ----------
Revenues:
  Rentals                                         $2,602,972  $2,521,389
  Other income                                         4,429       1,977
                                                  ----------  ----------
                                                   2,607,401   2,523,366
                                                  ----------  ----------

Expenses:
  Wages and related costs                            599,752     599,478
  Real estate taxes                                  193,462     200,888
  Utilities                                          381,505     397,944
  Maintenance, repairs and decorating                240,102     279,865
  Depreciation and amortization                      134,461     134,012
  Mortgage and other interest                        136,477     137,924
  Management and administrative fee                  237,815     227,714
  Provision for doubtful accounts                      3,000           0
  Miscellaneous operating and general expenses       385,273     378,140
                                                  ----------  ----------

                                                   2,311,847   2,355,965
                                                  ----------  ----------

Income before income taxes                           295,554     167,401

Provision for income taxes                           137,000      95,000
                                                  ----------  ----------

Net income and comprehensive income                  158,554      72,401
                                                  ----------  ----------

Retained earnings at beginning of the period       1,278,589   1,134,645
                                                  ----------  ----------

Retained earnings at end of the period            $1,437,143  $1,207,046
                                                  ==========  ==========

Earnings per share                                     $1.08        $.49
                                                  ==========  ==========




In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at March 31, 1999 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                                  FORM 10-QSB
                          KNICKERBOCKER VILLAGE, INC.
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH  31, 1999 AND 1998

(UNAUDITED)


                                                                  1999        1998
                                                               ----------  ----------
Cash flows from operating activities:
  Net income                                                   $ 158,554   $  72,401
  Adjustments to reconcile net income to net
  cash provided by operating activities:
       Depreciation and amortization                             134,461     134,012
       Provision for bad debts                                     3,000           0
       Deferred income taxes                                     (25,000)    (32,000)
       Changes in assets (increase) decrease:
            Rents receivable                                      14,277      29,498
            Interest and other receivables                       (16,969)    (16,155)
            Prepaid expenses and other current assets            648,281      85,084
       Changes in liabilities increase (decrease):
            Accounts payable and accrued expenses                (99,873)   (105,738)
            Unearned rental income                                56,631      95,636
            Other liabilities                                          0     (77,352)
                                                               ---------   ---------
       Net cash provided by operating activities                 873,362     185,386
                                                               ---------   ---------

Cash Flows From Investing Activities:
  Interest earned on reserve fund investments                     (1,276)       (756)
  Capital expenditures                                           (19,389)    (62,453)
  Contributions of cash from operations to replacement fund     (290,580)   (188,000)
  Reimbursement of expenditures paid by housing company
  from replacement fund                                           14,425     134,945
                                                               ---------   ---------
  Net cash used in investing activities                         (296,820)   (116,264)
                                                               ---------   ---------

Cash flows from financing activities:
  Payments on long-term debt                                     (21,541)    (19,792)
  Payments on capital lease obligation                            (2,101)     (2,101)

  Net cash  used in financing activities                         (23,642)    (21,893)
                                                               ---------   ---------

Net increase in cash                                             552,900      47,229
Cash at beginning of period                                       92,956       2,479
                                                               ---------   ---------
Cash at end of period                                          $ 645,856   $  49,708
                                                               =========   =========

Supplemental Disclosures Of Cash Flow Information:
  Cash paid during the period for:
  Interest                                                     $ 130,000   $ 138,000
  Income taxes                                                    25,000       9,900


In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at March 31, 1999 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 1998

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

     Expenditures for maintenance and repairs are charged to operations as incurred. Upon sale or retirement of property, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in operations for the period. Depreciation expense was approximately $130,000 for the three months ended March 31, 1999 and 1998.

     INCOME TAXES
     ------------

     Deferred tax assets and liabilities reflect the tax consequences on future years of differences between the tax bases of assets and liabilities, and their financial reporting amounts, using enacted tax rates in effect for the year in which the differences are expected to reverse.

                           KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 1998


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

     COMPREHENSIVE INCOME
     --------------------

     The company adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998.
     There are     no items of other comprehensive income as defined in the
     pronouncement.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 1998


NOTE 3 -  REPLACEMENT, PAINTING AND DECORATING FUNDS
          ------------------------------------------

     Maintenance of these funds is requested by the Commissioner of the Housing and Community Renewal of the State of New York. These funds were comprised of the following at March 31, 1999:

                      Cash         $435,024
                                   ========

NOTE 4 -  LONG-TERM DEBT
          --------------

     On January 30, 1997, the Company entered into an extension and modification agreement with The Greater New York Savings Bank, now known as Astoria Federal Savings Bank (the "Bank") for the principal amount of $6,300,000. The mortgage is payable in monthly installments of $50,729, inclusive of interest at the rate of 8 1/2% per annum and is due on February 1, 2007.
     On the maturity date, the Company may pay the remaining principal balance, or extend the term of the mortgage for an additional five (5) years. The mortgage is collateralized by land, buildings and boilers. The aggregate maturities for long-term debt for the five years after March 31, 1999 are approximately $91,000 (2000); $99,000 (2001); $108,000 (2002); $117,000
     (2003); $128,000 (2004); $5,592,000 (thereafter).

NOTE 5 -  CAPITAL LEASE OBLIGATIONS
          -------------------------

     The Company leases certain equipment under long term leases and has the option to purchase the equipment at a nominal cost at the termination of the leases. Included in buildings and building equipment are the following assets held under capital leases:

            Building equipment                             $34,961
            Less accumulated depreciation                    9,828
                                                           -------
                                                           $25,133
                                                           =======

     Future minimum payments for assets under capital leases are as follows at March 31, 1999

            Year Ending March 31
            --------------------
            1999                                           $10,775
            2000                                             3,380
                                                            -------

            Total minimum lease payments                    14,155
            Less amounts representing interest               3,132
                                                            -------
            Present value of net minimum lease payments     11,023
            Less current portion                             8,406
                                                            -------
                 Long-term obligation                       $ 2,617
                                                            =======

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 1998


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

     Cumulative dividends unpaid to March 31, 1999 amounted to $570,659 or approximately $3.87 per share and unpaid to March 31, 1998 amounted to $551,666 or approximately $3.74 per share. Dividends amounting to $19,023 were declared during 1979, but were not paid as of March 31, 1999. Such dividends were approved by the DHCR. No dividends were declared or paid in 1999 or 1998.

NOTE 7 -    INCOME TAXES
            ------------

     The provision for income taxes for the year ended March 31, 1999 and 1998 consist of the following:

                                                        1999       1998
                                                        ----       ----
        Current Taxes
        --------------
            Federal                                   $126,000   $ 99,000
            New York City                               36,000     28,000
                                                      --------   --------
            Total                                     $162,000   $127,000
                                                      --------   --------

        Deferred Taxes
        --------------
            Federal                                   $(20,000)  $(25,000)
            New York City                               (5,000)    (7,000)
                                                      --------   --------
            Total                                     $(25,000)  $(32,000)
                                                      --------   --------

        Provision For Income Taxes                    $137,000   $ 95,000
                                                      ========   ========


     The provision for income taxes differs from amounts computed at statutory rates as follows:

                                                        1999       1998
                                                      --------   --------
        Federal income taxes at statutory rate        $100,000   $ 57,000
        New York City corporation tax -
        net of federal benefit                          33,000     10,000
        Other, net                                       4,000     28,000
                                                      --------   --------
         Total                                        $137,000   $ 95,000
                                                      ========   ========

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 1998


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At March 31, 1999 the net deferred tax assets of $345,000 was included in the Company's balance sheet as follows:

        Deferred tax asset, net - Current                $  85,000
        Deferred tax asset, net - Long term                260,000
                                                         ---------
        Deferred tax asset, net                          $ 345,000
                                                         =========

     Significant components of the Company's net deferred tax asset at March 31, 1999 is as follows:

        Tax effects of:
         Accounts receivable                             $ 130,000
         Unearned rental income                             39,000
         Buildings and building equipment                  519,000
                                                         ---------
        Gross deferred tax asset                           688,000
        Valuation allowance                               (343,000)
                                                         ---------
        Net deferred tax asset                           $ 345,000
                                                         =========

     Management believes that a valuation allowance is appropriate given the current estimates of future taxable income, as well as consideration of available tax planning strategies. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However, if the Company achieves profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income. The net change in valuation allowance for the three months ended March 31, 1999 was an increase of $23,000.

NOTE 8 -  MANAGEMENT FEE
          --------------

     The management fee, set by DHCR, was paid to Cherry Green Property Corp., ("Cherry Green"), the owner of approximately 95% of the outstanding shares of the Company. Such fee is reviewed and may be adjusted annually, effective July 1 of each year, by the DHCR.

     On October 21, 1998 the DHCR approved an increase in the management fee of 1.3% and an increase of 4.2% due to an amendment to the contract, effective July 1, 1998.

NOTE 9-  PENSION PLAN
         ------------

     Certain employees of the Company are covered under a union sponsored, multi-employer defined benefit pension plan. This plan is not administered by the Company and contributions are determined by the union. The Company's contributions for this plan was approximately $20,000 and $18,000 for the three months ended March 31, 1999 and 1998, respectively.

                           KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 1998


NOTE 10-  COMMITMENTS AND CONTINGENCIES
          -----------------------------

     The Company, in accordance with the Modification Agreement with its Bank dated January 31, 1997 (Note 4), has made a commitment to complete asbestos abatement work and lead paint remediation work of approximately $425,000 in 1997 and 1998. Remaining costs of approximately $383,000 have been accrued in the financial statements as of March 31, 1999. The costs of any additional asbestos abatement or lead paint remediation, if necessary, in excess of the amounts accrued at March 31, 1999, can not be determined at this time.

NOTE 11-  RENTAL INCOME
          -------------

     During December 1998, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 3.3% became effective February 1, 1999. The second increase of approximately 3.2% will become effective on February 1, 2000.

NOTE 12-  PREPAID EXPENSES AND OTHER CURRENT ASSETS
          -----------------------------------------

     Prepaid expenses and other current assets in the accompanying balance sheet at March 31, 1999 are as follows:

            Escrow Account             $  285,083
            Prepaid:
                 Insurance                438,881
                 Real Estate Taxes        193,462
                 Supplies                  95,011
                 Interest                  10,782
                 Expenses - Other           5,290
                                       ----------
                      TOTAL            $1,028,509
                                       ==========

                                  FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC
                     MANAGEMENTS DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATION
                                 MARCH 31, 1999
                                  (UNAUDITED)

Liquidity -

On January 30, 1997, the Registrant entered into an extension and modification agreement with Astoria Federal Savings (formerly known as The Greater New York Savings Bank) (the "Bank"), which increased the principal amount of the Registrant's mortgage payable to $6,300,000 (see Note 4 to the financial statements, page 8). As a result of this mortgage extension and modification agreement, the Registrant's annual debt service will be reduced by approximately $155,000 per annum, effective as of March 1, 1997.

During December 1998, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 3.3% became effective February 1, 1999. The second increase of approximately 3.2% will become effective on February 1, 2000.

Capital resources - The Registrant has set aside funds for capital improvements and repairs amounting to approximately $435,000 as of March 31, 1999.

Results of operations - During the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, total revenues increased by approximately $84,000 or approximately 3.3%, due primarily to the rent increase referred to above, offset by decreases in other charges to tenants.

Operating expenses decreased by approximately $45,000 or approximately 2.0% during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This is primarily attributable to decreases in utilities, maintenance, repairs and decorating expense and real estate taxes, offset by increases in miscellaneous operating and general expenses. Utilities decreased by approximately $16,000 or approximately 4.1% primarily due to the mild winter and low oil prices. Maintenance, repairs and decorating decreased by approximately $41,000 or approximately 14.6%, primarily due to decreases in plumbing, structural repairs and painting. Real estate taxes decreased by approximately $7,000 or approximately 3.7% due to an decrease in the property's assessed value for tax year ended June 30, 1999. Miscellaneous operating and general expenses increased by approximately $7,000 or approximately 1.9%, due to increases in security services offset by decreases in professional fees. The provision for income taxes increased by approximately $42,000 or approximately 44.2% primarily due to an increase in income before taxes and changes in the Registrant's valuation allowance (see Note 7 to the financial statements, pages 9 and 10).

        PART II.   OTHER INFORMATION
        ----------------------------


  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibits.

                None.

          (b)  Reports of Form 8-K

                None.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         KNICKERBOCKER VILLAGE, INC.:



        Dated:  May 13, 1999            By: /s/ ROBERT GERSHON
                                           ---------------------------------
                                                ROBERT GERSHON,
                                                Vice President and Treasurer


        Dated:  May 13, 1999            By: /s/ MELVIN GERSHON
                                           ---------------------------------
                                                MELVIN GERSHON
                                                Secretary