Form 10QSB
period 1999-06-30
KNICKERBOCKER VILLAGE INC
filed 1999-08-11
CIK 56396

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark                             FORM 10-QSB
 One)                             -----------

 [X]
  -
                QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1999
 [ ]
  -
                TRANSITION REPORT UNDER SECTION 13 OR 15 (D)
                              OF THE EXCHANGE ACT

                For the period of transition from          to
                                                 ----------  ----------
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

                                  FORM 10-QSB
                          KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEET
                              AS OF JUNE 30, 1999
                                  (UNAUDITED)
    Assets
    ------

Current Assets:
  Cash and cash equivalents                    $   721,944
  Accounts receivable (less allowance for
  doubtful accounts of $304,000)                   140,418
  Interest and other receivables                     8,513
  Prepaid expenses and other current assets      1,091,067
  Deferred tax asset, net                           84,000
                                               -----------
       Total Current Assets                      2,045,942
                                               -----------

Special Funds And Deposits:

  Funds for replacements, painting
            and decorating                         621,491
  Tenants' security deposits - contra              679,639
                                               -----------
       Total Special Funds and Deposits          1,301,130
                                               -----------

Fixed Assets, At Cost:
  Land                                           3,273,281
  Buildings and building equipment              16,364,874
                                               -----------
                                                19,638,155
  Less: Accumulated depreciation                12,226,772
                                               -----------
       Net Fixed Assets                          7,411,383
                                               -----------

Other Assets:
  Deferred Tax Asset, Net                          268,000
  Other Assets                                     106,761
                                               -----------
                                                   374,761
                                               -----------
            TOTAL ASSETS                       $11,133,216
                                               ===========




In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at June 30, 1999 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                    FORM 10-QSB KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEET
                              AS OF JUNE 30, 1999
                                  (UNAUDITED)

    Liabilities And Stockholders' Equity
    ------------------------------------

Current Liabilities
  Accounts payable and accrued expenses           $ 2,194,491
  Unearned rental income                               85,394
  Dividends payable                                    19,023
  Income tax payable                                  143,800
  Current portion of long-term debt                    92,819
  Current portion of capital lease obligation           7,814
                                                  -----------

       Total Current Liabilities                    2,543,341

Tenants' Security Deposits - Contra                   679,639

Other Liabilities                                       5,055

Long-Term Debt, less current portion                6,018,866

Capital Lease Obligation, less current portion          1,108
                                                  -----------

       Total Liabilities                            9,248,009
                                                  -----------

Commitments and Contingencies

Stockholders' Equity:
  Limited dividend capital stock,
     par value $2.15 per share,
     Authorized - 348,837 shares;
     issued and outstanding - 147,464                 317,048
  Retained earnings                                 1,568,159
                                                  -----------

       Total Stockholders' Equity                   1,885,207
                                                  -----------

    Total Liabilities And Stockholders' Equity    $11,133,216
                                                  ===========


In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at June 30, 1999 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                                  FORM 10-QSB
                          KNICKERBOCKER VILLAGE, INC.
     STATEMENTS OF NET INCOME, COMPREHENSIVE INCOME AND RETAINED EARNINGS
               FOR THE SIX MONTHS ENDED  JUNE  30, 1999 AND 1998
                                  (UNAUDITED)

                                                        1999        1998
                                                     ----------  ----------
Revenues:
  Rentals                                            $5,242,797  $5,058,571
  Other income                                           13,315       4,996
                                                     ----------  ----------
                                                      5,256,112   5,063,567
                                                     ----------  ----------

Expenses:
  Wages and related costs                             1,223,435   1,192,336
  Real estate taxes                                     384,130     402,167
  Utilities                                             786,861     800,179
  Maintenance, repairs and decorating                   532,320     524,412
  Depreciation and amortization                         269,411     269,213
  Mortgage and other interest                           272,491     275,785
  Management and administrative fee                     475,932     454,318
  Provision for doubtful accounts                         3,078           0
  Miscellaneous operating and general expenses          782,878     745,325
                                                     ----------  ----------

                                                      4,730,536   4,663,735
                                                     ----------  ----------

Income before income taxes                              525,576     399,832

Provision for income taxes                              236,000     187,000
                                                     ----------  ----------

Net income and comprehensive income                     289,576     212,832
                                                     ----------  ----------

Retained earnings at beginning of the period          1,278,583   1,134,645
                                                     ----------  ----------

Retained earnings at end of the period               $1,568,159  $1,347,477
                                                     ==========  ==========

Earnings per share                                   $     1.96  $     1.44
                                                     ==========  ==========



In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at June 30, 1999 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                                  FORM 10-QSB
                          KNICKERBOCKER VILLAGE, INC.
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE  30, 1999 AND 1998
                                  (UNAUDITED)

                                                                  1999         1998
                                                               -----------  ----------
Cash flows from operating activities:
  Net income                                                   $  289,576   $ 212,832
  Adjustments to reconcile net income to net
  cash used in operating activities:
       Depreciation and amortization                              269,411     269,213
       Provision for bad debts                                      3,078           0
       Deferred income taxes                                      (32,000)    (33,000)
       Changes in assets (increase) decrease:
            Rents Receivable                                       (1,011)     35,397
            Interest and other receivables                        155,538      11,849
            Prepaid expenses and other current assets             585,723      92,136
       Changes in liabilities increase (decrease):
            Accounts payable and accrued expenses                  53,200    (217,682)
            Unearned rental income                                 57,898      44,849
            Other liabilities                                    (165,652)    (77,790)
                                                               ----------   ---------
       Net cash provided by operating activities                1,215,761     337,804
                                                               ----------   ---------

Cash Flows From Investing Activities:
  Interest earned on reserve fund investments                      (3,441)     (2,061)
  Capital expenditures                                            (75,129)   (172,169)
  Contributions of cash from operations to replacement fund      (519,450)   (395,000)
  Reimbursement of expenditures paid by housing company
   from replacement fund                                           58,993     236,973
                                                               ----------   ---------
  Net cash used in investing activities                          (539,027)   (332,257)
                                                               ----------   ---------

Cash flows from financing activities:
  Payments on long-term debt                                      (43,544)    (40,008)
  Payments on capital lease obligation                             (4,202)     (4,202)
  Bank overdraft                                                               62,355
                                                               ----------   ---------
  Net cash provided by (used in) financing activities             (47,746)     18,145
                                                               ----------   ---------

Net increase in cash                                              628,988      23,692
Cash at beginning of period                                        92,956       2,479
                                                               ----------   ---------
Cash at end of period                                          $  721,944   $  26,171
                                                               ==========   =========

Supplemental Disclosures Of Cash Flow Information:
  Cash paid during the period for:
  Interest                                                     $  260,000   $ 264,000
  Income taxes                                                    124,000      70,000

In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at June 30, 1999 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1999 AND 1998


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

     Expenditures for maintenance and repairs are charged to operations as incurred. Upon sale or retirement of property, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in operations for the period. Depreciation expense was approximately $263,000 for the six months ended June 30, 1999 and 1998.

     INCOME TAXES
     ------------

     Deferred tax assets and liabilities reflect the tax consequences on future years of differences between the tax bases of assets and liabilities, and their financial reporting amounts, using enacted tax rates in effect for the year in which the differences are expected to reverse.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1999 AND 1998


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

     COMPREHENSIVE INCOME
     --------------------

     The company adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998 for the years ended December 31, 1998 and 1997. There are no items of other comprehensive income as defined in the pronouncement.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1999 AND 1998


NOTE 3 -  REPLACEMENT, PAINTING AND DECORATING FUNDS
          ------------------------------------------

     Maintenance of these funds is requested by the Commissioner of the Housing and Community Renewal of the State of New York. These funds were comprised of the following at June 30, 1999:

                      Cash                      $ 621,491
                                                =========

NOTE 4 -  LONG-TERM DEBT
          --------------

     On January 30, 1997, the Company entered into an extension and modification agreement with The Greater New York Savings Bank, now known as Astoria Federal Savings Bank (the "Bank") for the principal amount of $6,300,000. The mortgage is payable in monthly installments of $50,729, inclusive of interest at the rate of 8 1/2% per annum and is due on February 1, 2007.
     On the maturity date, the Company may pay the remaining principal balance, or extend the term of the mortgage for an additional five (5) years. The mortgage is collateralized by land, buildings and boilers. The aggregate maturities for long-term debt for the five years after June 30, 1999 are approximately $93,000 (2000); $101,000 (2001); $110,000 (2002); $120,000
     (2003); $130,000 (2004); $5,558,000 (thereafter).

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
                                                               -------
                                                               $25,133
                                                               =======

     Future minimum payments for assets under capital leases are as follows at June 30, 1999

            Year Ending June 30
            -------------------
            1999                                               $ 9,972
            2000                                                 1,489
                                                               -------

            Total minimum lease payments                        11,461
            Less amounts representing interest                   2,539
                                                               -------
            Present value of net minimum lease payments          8,922
            Less current portion                                 7,814
                                                               -------
            Long-term obligation                               $ 1,108
                                                               =======

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1999 AND 1998


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

     Cumulative dividends unpaid to June 30, 1999 amounted to $570,689 or approximately $3.87 per share and unpaid to June 30, 1998 amounted to $551,666 or approximately $3.74 per share. Dividends amounting to $19,023 were declared during 1979, but were not paid as of June 30, 1999. Such dividends were approved by the DHCR. No dividends were declared or paid in 1999 or 1998.

NOTE 7 -    INCOME TAXES
            ------------

     The provision for income taxes for the year ended June 30, 1999 and 1998 consist of the following:

                                                                                                         1999          1998
                                                                                                    --------------  ----------
       Current Taxes
       -------------
            Federal                                                                                      $208,000    $171,000
            New York City                                                                                  60,000      49,000
                                                                                                         --------    --------
            Total                                                                                        $268,000    $220,000
                                                                                                         --------    --------

       Deferred Taxes
       --------------
            Federal                                                                                      $(26,000)   $(26,000)
            New York City                                                                                  (6,000)     (7,000)
                                                                                                         --------    --------
            Total                                                                                        $(32,000)   $(33,000)
                                                                                                         --------    --------

        Provision For Income Taxes                                                                       $236,000    $187,000
                                                                                                         ========    ========

     The provision for income taxes differs from amounts computed at statutory rates as follows:

                                                                                                           1999        1998
                                                                                                         --------    --------
        Federal income taxes at statutory rate                                                           $178,000    $135,000
        New York City corporation tax -
            net of federal benefit                                                                         46,000      23,000
        Other, net                                                                                         12,000      29,000
                                                                                                         --------    --------
         Total                                                                                           $236,000    $187,000
                                                                                                         ========    ========

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1999 AND 1998


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 30, 1999 the net deferred tax assets of $352,000 was included in the Company's balance sheet as follows:

        Deferred tax asset, net - Current                        $  84,000
        Deferred tax asset, net - Long term                        268,000
                                                                 ---------
        Deferred tax asset, net                                  $ 352,000
                                                                 =========

     Significant components of the Company's net deferred tax asset at June 30, 1999 is as follows:

        Tax effects of:
         Accounts receivable                                     $ 131,000
         Unearned rental income                                     36,000
         Buildings and building equipment                          536,000
                                                                 ---------
        Gross deferred tax asset                                   703,000
        Valuation allowance                                       (351,000)
                                                                 ---------
        Net deferred tax asset                                   $ 352,000
                                                                 =========


     Management believes that a valuation allowance is appropriate given the current estimates of future taxable income, as well as consideration of available tax planning strategies. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However, if the Company achieves profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income. The net change in valuation allowance for the six months ended June 30, 1999 was an increase of $31,000.

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

NOTE 9-  PENSION PLAN
         ------------

     Certain employees of the Company are covered under a union sponsored, multi-employer defined benefit pension plan. This plan is not administered by the Company and contributions are determined by the union. The Company's contributions for this plan was approximately $39,000 and $36,000 for the six months ended June 30, 1999 and 1998, respectively.

                          KNICKERBOCKER VILLAGE, INC
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1999 AND 1998


NOTE 10-  COMMITMENTS AND CONTINGENCIES
          -----------------------------

     The Company, in accordance with the Modification Agreement with its Bank dated January 30, 1997 (Note 4), has made a commitment to complete asbestos abatement work and lead paint remediation work of approximately $425,000. Remaining costs of approximately $218,000 have been accrued in the financial statements as of June 30, 1999. The costs of any additional asbestos abatement or lead paint remediation, if necessary, in excess of the amounts accrued at June 30, 1999, can not be determined at this time.

NOTE 11-  RENTAL INCOME
          -------------

     During December 1998, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 3.3% became effective February 1, 1999. The second increase of approximately 3.2% will become effective on February 1, 2000.

NOTE 12-  PREPAID EXPENSES AND OTHER CURRENT ASSETS
          -----------------------------------------

     Prepaid expenses and other current assets in the accompanying balance sheet at June 30, 1999 is as follows:

            Escrow Account                      $  257,326
            Prepaid:
                 Insurance                         286,821
                 Real Estate Taxes                 432,268
                 Supplies                           95,011
                 Interest                            5,391
                 Expenses - Other                   14,250
                                                ----------
                      TOTAL                     $1,091,067
                                                ==========

                                  FORM 10-QSB
                          KNICKERBOCKER VILLAGE, INC
                    MANAGEMENTS DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATION
                                 JUNE 30,1999
                                  (UNAUDITED)

As of June 30, 1999, the Registrant has a working capital deficit of approximately $497,000. On January 30, 1997, the Registrant entered into an extension and modification agreement with Astoria Federal Savings (formerly known as The Greater New York Savings Bank) (the "Bank"), which increased the principal amount of the Registrant's mortgage payable to $6,300,000 (see Note 4 to the financial statements, page 8). As a result of this mortgage extension and modification agreement, the Registrant's annual debt service will be reduced by approximately $155,000 per annum, effective as of March 1, 1997.

During December 1998, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 3.3% became effective February 1, 1999. The second increase of approximately 3.2% will become effective on February 1, 2000.

Capital resources - The Registrant has set aside funds for capital improvements and repairs amounting to approximately $621,000 as of June 30,1999.

Results of operations - During the six months ended June 30,1999, as compared to the six months ended June 30, 1998, total revenues increased by approximately $192,000 or approximately 3.8%, due primarily to the rent increase referred to above.

Operating expenses decreased by approximately $67,000 or approximately 1.4% during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This is primarily attributable to increases in wages and related costs, maintenance, repairs and decorating expense and miscellaneous operating and general expenses offset by utilities and real estate taxes. Wages and related costs increased by approximately $31,000 or approximately 2.6%, primarily due to increases in union wages and union pension rates. Maintenance, repairs and decorating expense increased by approximately $8,000 or approximately 1.5% due to increases in plumbing and grounds expenses offset by decreases in electrical expense and supplies. Miscellaneous operating and general expenses increased by approximately $38,000 or approximately 5.0%, primarily due to increases in security and protection expenses and professional and consulting expenses. Utilities decreased by approximately $13,000 or approximately 1.6%, primarily due to reductions in fuel oil prices. Real estate taxes decreased by approximately $18,000 or approximately 4.5% due to a decrease in the property's assessed value for the tax year ended June 30, 1999. The provision for income taxes increased by approximately $49,000 or 26.2% primarily due to an increase in income before taxes and changes in the Registrant's valuation allowance (see Note 7 to the financial statements pages 9 and 10).

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


                         KNICKERBOCKER VILLAGE, INC.:


Dated:  August 10, 1999          By:/S/ ROBERT GERSHON
                                    ------------------------------------
                                    ROBERT GERSHON,
                                    Vice President and Treasurer



Dated:  August 10, 1999          By:S/MELVIN GERSHON
                                    -----------------------------------
                                    MELVIN GERSHON,
                                    Secretary