Form 10QSB
period 1999-09-30
KNICKERBOCKER VILLAGE INC
filed 1999-11-12
CIK 56396

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB
                                  -----------
(Mark
 One)

 [X]              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999

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

No exhibits filed.

                                  FORM 10-QSB
                          KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEET
                           AS OF SEPTEMBER 30, 1999
                                  (UNAUDITED)

    Assets
    ------
Current Assets:
  Cash and cash equivalents                    $   410,920
  Accounts receivable (less allowance for
  doubtful accounts of $319,000)                   121,488
  Interest and other receivables                    28,564
  Prepaid expenses and other current assets        938,782
  Deferred tax asset, net                           85,000
                                               -----------
       Total Current Assets                      1,584,754
                                               -----------

Special Funds And Deposits:

  Funds for replacements, painting
            and decorating                         393,589
  Tenants' security deposits - contra              679,880
                                               -----------
       Total Special Funds and Deposits          1,073,469
                                               -----------

Fixed Assets, At Cost:
    Land                                         3,273,281
    Buildings and building equipment            16,700,235
                                               -----------
                                                19,973,516
  Less: Accumulated depreciation                12,360,437
                                               -----------
       Net Fixed Assets                          7,613,079
                                               -----------

Other Assets:
  Deferred Tax Asset, Net                          283,000
  Other Assets                                     103,276
                                               -----------
                                                   386,276
                                               -----------
            TOTAL ASSETS                       $10,657,578
                                               ===========




In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at September 30, 1999 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                    FORM 10-QSB KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEET
                           AS OF SEPTEMBER 30, 1999
                                  (UNAUDITED)


    Liabilities And Stockholders' Equity
    ------------------------------------

Current Liabilities
  Accounts payable and accrued expenses           $ 1,870,320
  Unearned rental income                               75,930
  Dividends payable                                    19,023
  Income tax payable                                   85,700
  Current portion of long-term debt                    94,806
  Current portion of capital lease obligation           6,629
                                                  -----------

       Total Current Liabilities                    2,152,408

Tenants' Security Deposits - Contra                   679,880

Long-Term Debt, less current portion                5,994,406

Capital Lease Obligation, less current portion            191
                                                  -----------

       Total Liabilities                            8,826,885
                                                  -----------

Commitments and Contingencies

Stockholders' Equity:
  Limited dividend capital stock,
   par value $2.15 per share,
   Authorized - 348,837 shares;
   issued and outstanding - 147,464                   317,048
  Retained earnings                                 1,513,645
                                                  -----------

       Total Stockholders' Equity                   1,830,693
                                                  -----------

    Total Liabilities And Stockholders' Equity    $10,657,578
                                                  ===========




In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at September 30, 1999 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                                  FORM 10-QSB
                          KNICKERBOCKER VILLAGE, INC.
     STATEMENTS OF NET INCOME, COMPREHENSIVE INCOME AND RETAINED EARNINGS
            FOR THE NINE MONTHS ENDED  SEPTEMBER  30, 1999 AND 1998
                                  (UNAUDITED)


                                                     1999        1998
                                                  ----------  ----------
Revenues:
  Rentals                                         $7,887,860  $7,609,547
  Other income                                        21,046       8,643
                                                  ----------  ----------
                                                   7,908,906   7,618,190
                                                  ----------  ----------

Expenses:
  Wages and related costs                          1,829,872   1,783,578
  Real estate taxes                                  600,264     642,617
  Utilities                                        1,368,529   1,237,820
  Maintenance, repairs and decorating                882,301     775,445
  Depreciation and amortization                      406,561     406,907
Mortgage and other interest                          408,030     411,159
  Management and administrative fee                  724,926     677,773
  Provision for doubtful accounts                     18,730           0
  Miscellaneous operating and general expenses     1,210,631   1,199,050
                                                  ----------  ----------

                                                   7,449,844   7,134,349
                                                  ----------  ----------

Income before income taxes                           459,062     483,841

Provision for income taxes                           224,000     236,000
                                                  ----------  ----------

Net income and comprehensive income                  235,062     247,841
                                                  ----------  ----------

Retained earnings at beginning of the period       1,278,583   1,134,645
                                                  ----------  ----------

Retained earnings at end of the period            $1,513,645  $1,382,486
                                                  ==========  ==========

Earnings per share                                     $1.59       $1.68
                                                  ==========  ==========




In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at September 30, 1999 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                                   FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER  30, 1999 AND 1998
                                  (UNAUDITED)

                                                                  1999             1998
                                                               -----------      ----------
Cash flows from operating activities:
  Net income                                                   $  235,062       $ 247,841
  Adjustments to reconcile net income to net
  cash provided by  operating activities:
       Depreciation and amortization                              406,561         406,907
       Provision for bad debts                                     18,730           7,000
       Deferred income taxes                                      (48,000)        (51,000)
       Changes in assets (increase) decrease:
            Rents Receivable                                        2,267          47,687
            Interest and other receivables                        135,487           3,334
            Prepaid expenses and other current assets             738,008         188,157
       Changes in liabilities increase (decrease):
            Accounts payable and accrued expenses                (329,071)       (173,477)
            Unearned rental income                                 48,434          61,888
            Other liabilities                                    (170,707)        (77,904)
                                                               ----------       ---------
       Net cash provided by operating activities                1,036,771         660,433
                                                               ----------       ---------

Cash flows from investing activities:
  Interest earned on reserve fund investments                      (5,384)         (3,742)
  Capital expenditures                                           (410,490)       (465,950)
  Contributions of cash from operations to replacement fund      (748,320)       (533,000)
  Reimbursement of expenditures paid by housing company
  from replacement fund                                           517,708         446,992
                                                               ----------       ---------
  Net cash (used in) investing activities                        (646,486)       (555,700)
                                                               ----------       ---------

Cash flows from financing activities:
  Payments on long-term debt                                      (66,017)        (60,656)
  Payments on capital lease obligation                             (6,304)         (6,304)
                                                               ----------       ---------
  Net cash  (used in) financing activities                        (72,321)        (66,960)
                                                               ----------       ---------

Net increase in cash                                              317,964          37,773
Cash at beginning of period                                        92,956           2,479
                                                               ----------       ---------
Cash at end of period                                          $  410,920       $  40,252
                                                               ==========       =========

Supplemental Disclosures Of Cash Flow Information:
  Cash paid during the period for:
  Interest                                                     $  390,000       $ 395,000
  Income taxes                                                    186,000         110,000

In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at September 30, 1999 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1999 AND 1998


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

     Expenditures for maintenance and repairs are charged to operations as incurred. Upon sale or retirement of property, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in operations for the period. Depreciation expense was approximately $396,000 for the nine months ended September 30, 1999 and 1998.

     INCOME TAXES
     ------------

     Deferred tax assets and liabilities reflect the tax consequences on future years of differences between the tax bases of assets and liabilities, and their financial reporting amounts, using enacted tax rates in effect for the year in which the differences are expected to reverse.

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1999 AND 1998


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

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1999 AND 1998


NOTE 3 - REPLACEMENT, PAINTING AND DECORATING FUNDS
         ------------------------------------------

     Maintenance of these funds is requested by the Commissioner of the Housing and Community Renewal of the State of New York. These funds were comprised of the following at September 30, 1999:

                      Cash                      $ 393,589
                                                =========

NOTE 4 - LONG-TERM DEBT
         --------------

     On January 30, 1997, the Company entered into an extension and modification agreement with The Greater New York Savings Bank, now known as Asteria Federal Savings Bank (the "Bank") for the principal amount of $6,300,000. The mortgage is payable in monthly installments of $50,729, inclusive of interest at the rate of 8 1/2% per annum and is due on February 1, 2007.
     On the maturity date, the Company may pay the remaining principal balance, or extend the term of the mortgage for an additional five (5) years. The mortgage is collateralized by land, buildings and boilers. The aggregate maturities for long-term debt for the five years after September 30, 1999 are approximately $95,000 (2000); $103,000 (2001); $112,000 (2002);
     $122,000 (2003); $133,000 (2004); $5,524,000 (thereafter).

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
                                                                -------
                                                                $25,133
                                                                =======

     Future minimum payments for assets under capital leases are as follows at September 30, 1999
            Year Ending September 30
            ------------------------
            2000                                                $ 8,767
                                                                -------

            Total minimum lease payments                          8,767
            Less amounts representing interest                    1,947
                                                                -------
            Present value of net minimum lease payments           6,820
            Less current portion                                  6,629
                                                                -------
                 Long-term obligation                           $   191
                                                                =======


                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1999 AND 1998


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

     Cumulative dividends unpaid to September 30, 1999 amounted to $570,689 or approximately $3.87 per share and unpaid to September 30, 1998 amounted to $551,666 or approximately $3.74 per share. Dividends amounting to $19,023 were declared during 1979, but were not paid as of September 30, 1999. Such dividends were approved by the DHCR. No dividends were declared or paid in 1999 or 1998.

NOTE 7 - INCOME TAXES
         ------------

     The provision for income taxes for the year ended September 30, 1999 and 1998 consist of the following:

                                                    1999            1998
                                                  --------        --------
        Current Taxes
        --------------
            Federal                               $212,000        $223,000
            New York City                           60,000          64,000
                                                  --------        --------
            Total                                 $272,000        $287,000
                                                  --------        --------

        Deferred Taxes
        --------------
            Federal                               $(39,000)       $(40,000)
            New York City                           (9,000)        (11,000)
                                                  --------        --------
            Total                                 $(48,000)       $(51,000)
                                                  --------        --------

        Provision For Income Taxes                $224,000        $236,000
                                                  ========        ========
The provision for income taxes differs from amounts computed at statutory rates as follows:

                                                    1999            1998
                                                  --------        --------
        Federal income taxes at statutory rate    $156,000        $164,000
        New York City corporation tax -
            net of federal benefit                  39,000          33,000
        Other, net                                  29,000          39,000
                                                  --------        --------
         Total                                    $224,000        $236,000
                                                  ========        ========

                          KNICKERBOCKER VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1999 AND 1998


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 1999 the net deferred tax assets of $368,000 was included in the Company's balance sheet as follows:


        Deferred tax asset, net - Current                   $  85,000
        Deferred tax asset, net - Long term                   283,000
                                                            ---------
        Deferred tax asset, net                             $ 368,000
                                                            =========

     Significant components of the Company's net deferred tax asset at September 30, 1999 is as follows:

        Tax effects of:
         Accounts receivable                                $ 136,000
         Unearned rental income                                33,000
         Buildings and building equipment                     566,000
                                                            ---------
        Gross deferred tax asset                              735,000
        Valuation allowance                                  (367,000)
                                                            ---------
        Net deferred tax asset                              $ 368,000
                                                            =========


     Management believes that a valuation allowance is appropriate given the current estimates of future taxable income, as well as consideration of available tax planning strategies. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However, if the Company achieves profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income. The net change in valuation allowance for the nine months ended September 30, 1999 was an increase of $47,000.

NOTE 8 - MANAGEMENT FEE
         --------------

     The management fee, set by DHCR, was paid to Cherry Green Property Corp. ("Cherry Green"), the owner of approximately 95% of the outstanding shares of the Company. Such fee is reviewed and may be adjusted annually, effective July 1 of each year, by the DHCR.

     On September 22, 1999 the DHCR approved an increase in the management fee of approximately 1.4% effective July 1, 1999.

NOTE 9 - PENSION PLAN
         ------------

     Certain employees of the Company are covered under a union sponsored, multi-employer defined benefit pension plan. This plan is not administered by the Company and contributions are determined by the union. The Company's contributions for this plan were approximately $59,000 and $53,000 for the nine months ended September 30, 1999 and 1998, respectively.

                          KNICKERBOCKER VILLAGE, INC
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1999 AND 1998


NOTE 10 - COMMITMENTS AND CONTINGENCIES
          -----------------------------

     The Company, in accordance with the Modification Agreement with its Bank dated January 30, 1997 (Note 4), has made a commitment to complete asbestos abatement work and lead paint remediation work of approximately $425,000. Remaining costs of approximately $77,000 have been accrued in the financial statements as of September 30, 1999. The costs of any additional asbestos abatement or lead paint remediation, if necessary, in excess of the amounts accrued at September 30, 1999, can not be determined at this time.

NOTE 11 - RENTAL INCOME
          -------------

     During December 1998, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 3.3% became effective February 1, 1999. The second increase of approximately 3.2% will become effective on February 1, 2000.

NOTE 12 - PREPAID EXPENSES AND OTHER CURRENT ASSETS
          -----------------------------------------

     Prepaid expenses and other current assets in the accompanying balance sheet at September 30, 1999 are as follows:

            Escrow Account             $471,138
            Prepaid:
                 Insurance              146,835
                 Real Estate Taxes      216,134
                 Supplies                95,011
                 Expenses - Other         9,664
                                       --------
                      TOTAL            $938,782
                                       ========

                                FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC
                     MANAGEMENTS DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATION
                               SEPTEMBER 30,1999
                                  (UNAUDITED)

As of September 30, 1999, the Registrant has a working capital deficit of approximately $568,000. On January 30, 1997, the Registrant entered into an extension and modification agreement with Asteria Federal Savings (formerly known as The Greater New York Savings Bank) (the "Bank"), which increased the principal amount of the Registrant's mortgage payable to $6,300,000 (see Note 4 to the financial statements, page 8). As a result of this mortgage extension and modification agreement, the Registrant's annual debt service will be reduced by approximately $155,000 per annum, effective as of March 1, 1997.

During December 1998, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 3.3% became effective February 1, 1999. The second increase of approximately 3.2% will become effective on February 1, 2000.

Capital resources - The Registrant has set aside funds for capital improvements and repairs amounting to approximately $394,000 as of September 30, 1999.

Results of operations - During the nine months ended September 30,1999, as compared to the nine months ended September 30, 1998, total revenues increased by approximately $291,000 or approximately 3.8%, due primarily to the rent increase referred to above.

Operating expenses increased by approximately $315,000 or approximately 4.4% during the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998. This is primarily attributable to increases in wages and related costs, utilities, maintenance, repairs and decorating expense and management and administrative fees offset by a reduction in real estate taxes. Wages and related costs increased by approximately $46,000 or approximately 2.6%, primarily due to increases in union wage rates, union pension rates and related payroll taxes. Utilities increased by approximately 10.6%, primarily due to a rebate received from Con Edison in 1998 of approximately $128,000. Maintenance, repairs and decorating expense increased by approximately $107,000 or approximately 13.8% primarily due to increases in plumbing and structural expenses offset by decreases in painting expense and supplies. Management and administrative fees increased by approximately $47,000 or approximately 6.9% primarily due to increases in the management fee for the years ended June 30, 1999 and 2000 and in commercial leasing fees which were all approved by DHCR. Real estate taxes decreased by approximately $42,000 or approximately 6.5% due to a decrease in the property's assessed value for the tax years ended June 30, 1999 and 2000. The provision for taxes decreased by approximately $13,000 or approximately 5.1%, primarily due to a decrease in income before taxes and changes in the registrant's valuation allowance (see Note 7 to the financial statements pages 9 and 10.)

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




                        KNICKERBOCKER VILLAGE, INC.:


Dated:  November 12, 1999       By: /s/ROBERT GERSHON
                                    ----------------------------
                                    ROBERT GERSHON,
                                    Vice President and Treasurer



Dated:  November 12, 1999       By: /s/MELVIN GERSHON
                                    -------------------------
                                    MELVIN GERSHON,
                                    Secretary