Form 10KSB
period 1999-12-31
KNICKERBOCKER VILLAGE INC
filed 2000-03-29
CIK 56396

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999           Commission File No. 0-1322

                           KNICKERBOCKER VILLAGE, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

             NEW YORK                                        13-0924285
--------------------------------------------              ------------------
State or other jurisdiction of incorporation              (I.R.S. Employer
or organization)                                          Identification No.)

10 Monroe Street, New York, New York                          10002
----------------------------------------                  -------------
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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB
|_|.

      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                          Yes  |X|    No  |_|

      State Registrant's revenues for its most recent fiscal year:
$10,620,000.00

      State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 2000. Approximately $16,000 which is based on par value of the voting stock. No active trading market exists for the Registrant's Capital Stock.

      Indicate the number of shares outstanding of each of the Issuer's classes of Common Stock, as of February 28, 2000.

      Capital Stock, $2.15 par value - 147,464 Shares

DOCUMENTS INCORPORATED BY REFERENCE - NONE

Transitional Small Business Disclosure Format:

                               Yes |_|         No   |X|

                           KNICKERBOCKER VILLAGE, INC.

                       INDEX TO FORM 10-KSB - PARTS I - IV

                                                                        PAGE NO.
                                                                        --------
PART I -

         Item 1.  DESCRIPTION OF BUSINESS...............................5-9

         Item 2.  DESCRIPTION OF PROPERTIES.............................10-11

         Item 3.  LEGAL PROCEEDINGS.....................................11

         Item 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS...................................11

PART II -

         Item 5.  MARKET FOR THE REGISTRANT'S
                  COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS...................................12

         Item 6.  MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OR PLAN OF OPERATION.........................12-16

         Item 7.  FINANCIAL STATEMENTS..................................16

         Item 8.  CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE..................................16

PART  III -

         Item 9.  DIRECTORS, EXECUTIVE OFFICERS,
                  PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH 16(a) OF
                  THE EXCHANGE ACT......................................17-18

                                                                        Page No.
                                                                        --------

         Item 10. EXECUTIVE COMPENSATION................................18

         Item 11. SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND
                  MANAGEMENT............................................18-19

         Item 12. CERTAIN RELATIONSHIPS AND
                  RELATED TRANSACTIONS..................................19

PART IV -

         Item 13. EXHIBITS AND REPORTS ON
                  FORM 8-K..............................................19

                                     PART I

ITEM 1 DESCRIPTION OF BUSINESS

The Registrant is a "limited dividend housing corporation" created and formed under the New York Private Housing Law on September 5, 1933. The Registrant owns a housing development located at the corners of Monroe, Market, Catherine and Cherry Streets in Manhattan, New York. The properties are managed by Cherry Green Property Corp., the Managing Agent, and is subject to the supervision of the New York State Division of Housing and Community Renewal ("DHCR"), which must approve all management fees and rent increases and contracts in excess of $30,000. (See "Item 12-Certain Relationships and Related Transactions"). Dividends to stockholders are limited by law to six percent (6.0%) of par value on a cumulative basis. The Registrant has not paid any dividends since 1968. As a result, the cumulative dividends unpaid through December 31, 1999, amounted to approximately $590,000 or approximately $4.00 per share. (See Note 6 of Notes to Financial Statements). No dividends were declared or paid during 1999 or 1998. In the event of liquidation, stockholders cannot receive more than the cumulative unpaid dividends, plus the amount of their original investment. Any surplus in excess of such amounts reverts to public authorities.

The Registrant's properties are managed by Cherry Green Property Corp., pursuant to a Management Contract approved by the DHCR. Cherry Green Property Corp. is a real estate management company, which manages and administers real estate. Cherry Green Property Corp. is the record and beneficial owner of over ninety-five percent (95.0%) of the Registrant's outstanding shares. During 1999, the Registrant paid Cherry Green Property Corp. a management fee approved by the DHCR in the amount of approximately $966,000 compared to approximately $977,000 paid in 1998. (See Exhibit 10.1 annexed hereto and Note 8 of Notes to Financial Statements.) The Registrant employs fifty-four (54) persons, all of whom are full-time employees.

In December 1998, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 3.3% became effective February 1, 1999. The second increase will be deferred by the Company from February 1, 2000 to April 1, 2000. Accordingly, net rental income in 1999 increased by approximately $380,000 or approximately four percent (4%) over 1998 amounts, primarily due to the two step rent increase referred to above and corresponding increases in surcharges and other charges to tenants. Other income in 1999, increased by approximately $71,000 or approximately six hundred thirty three percent (633%) primarily due to real estate tax refunds receivable from the City of New York, which resulted from a reduction in the assessed valuation of the Company's properties for the fiscal year ended June 30, 1999. Operating expenses for 1999 increased by approximately $346,000 or approximately four percent (4%), due to increases in wages and related costs, utilities, maintenance, repairs and decorating and miscellaneous operating and general expenses, offset by decreases in real estate taxes, mortgage and other interest, management and administrative fee, and the provision for doubtful accounts. Wages and related costs increased by approximately $65,000 or approximately three percent (3%) in 1999 as compared to 1998. The increase was attributable to an increase in wages and related payroll taxes of approximately $52,000 primarily due to increases in union wage rates, and an increase in employee benefits of approximately $12,000 primarily due to increases in union pension rates. Utilities increased by approximately $221,000 or approximately fourteen percent (14%), primarily due higher crude oil prices in 1999 which increased fuel oil and gas expenses by approximately $53,000, increases in water charges of approximately $25,000 and increases in electricity expense of approximately $143,000. The increase in electricity expense was primarily due to a refund of $128,000 received from Con Edison, which reduced the 1998 expense. Maintenance, repairs and decorating increased by approximately $65,000 or approximately five percent (5 %) in 1999 as compared to 1998. This increase was attributable to increases in heating, plumbing, supplies and grounds expenses of approximately $163,000 offset by decreases in elevator maintenance, rubbish removal, compactor maintenance, painting and structural expense of approximately $98,000. The increase in plumbing was primarily attributable to repairs of the building's sanitary and storm sewers of approximately $61,000. Miscellaneous operating and general expenses increased by approximately $125,000 or approximately eight percent (8%) in 1999 as compared to 1998, primarily due to increases in legal fees of approximately $77,000, security expenses of approximately $42,000 and insurance expense of approximately $37,000, offset by decreases in accounting and consulting fees of approximately $21,000. The increase in legal fees was primarily attributable to fees incurred in connection with obtaining a reduction in real estate taxes for the fiscal years ended June 30, 1999 and 2000. Real estate taxes decreased by approximately $113,000 or approximately thirteen percent (13%) in 1999 as compared to 1998, primarily due to reductions in the assessed valuation of the Company's properties for the fiscal years ended June 30, 1999 and 2000. Mortgage and other interest decreased by approximately $5,000 or approximately one percent (1%), primarily due to a lower principal balance in 1999 as compared to 1998. Management and administration fees decreased by approximately $11,000 or approximately one percent (1%), primarily due to the receipt of management agent financial awards of approximately $50,000 in 1998. This reduction was offset by increases in the management and administration fees of approximately $29,000 and increases in commercial leasing and rental fees of approximately $10,000, which were all approved by the DHCR (See Note 8 to the financial statements, Page F-11). The provision for doubtful accounts decreased by approximately $8,000 or approximately thirty eight percent (38%) in 1999 as compared to 1998, primarily due to improved collectability of accounts receivable. The provision for income taxes increased by approximately $37,000 or approximately twenty two percent (22%), primarily due to an increase in income before income taxes and changes in the Registrant's valuation allowance (See
Note 7 to the financial statements, Pages F-10 and F-11).

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

            RE-FINANCE OF MORTGAGE

On January 31, 1997 (the "Closing Date"), Registrant entered into a Consolidation, Modification and Extension Agreement, (the "Loan Agreement"), with The Greater New York Savings Bank now known as

Astoria Federal Savings Bank (the "Bank" or "Mortgage Lender") (capitalized terms not otherwise defined herein are used herein as set forth in the Loan Agreement) relating to a loan in the principal amount of $6,300,000 (the "Loan Amount"), with a ten (10) year term, (with a five year option to extend the loan as described below) with interest at eight and one-half percent (8 1/2%) per annum. At the time of closing, the principal balance due on the existing mortgage was $5,994,529.72. The mortgage increase of $305,470.28 was evidenced by the "Gap" Mortgage and "Gap" Note. The current monthly principal and interest under the Note is $50,729.32, with a monthly escrow for taxes of $71,270.34 and the total monthly payment is $121,999.86. The Loan Agreement provides that the Loan Amount will be repaid at the aforesaid interest rate in equal monthly installments sufficient to repay the Loan Amount in twenty-five (25) years. The Loan Agreement has been approved by the DHCR. Principal payments due on the Mortgage for the next two (2) years are approximately: $97,000 (2000); and $105,000 (2001). As a result of the refinancing, annual payments of principal and interest due the Bank, will be reduced by approximately $155,000 per annum. Prepayment may be made by the Registrant with thirty (30) days prior written notice to the Bank with a prepayment penalty of: 5% of the outstanding principal balance if prepaid during the first, second or third year of the initial term or the first year of any extended term; 4% of the outstanding principal balance if prepaid during the fourth, fifth or sixth year of the initial term or the second year of any extended term; 3% of the outstanding principal balance if prepaid during the seventh or eighth year of the initial term or the third year of any extended term; 2% of the outstanding principal balance if prepaid during the ninth year of the initial term or the fourth year of any extended term; 1% of the outstanding principal balance if prepaid during the first six months of the tenth year of the initial term or the first six months of the fifth year of any extended term; and there shall be no prepayment penalty during the last six months of the tenth year of the initial term or the last six months of the fifth year of any extended term.

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

ITEM 2 DESCRIPTION OF PROPERTIES

The Registrant's property consists of twelve (12) apartment buildings, eleven
(11) of which are twelve (12) stories high and one which is ten (10) stories high, constructed in 1934 at Monroe and Catherine Streets in New York City and consisting of approximately 6,000 rooms in approximately 1,600 apartments with commercial stores on the ground floor of some of the buildings. The Registrant believes that such premises are in satisfactory condition and are suitable for use as residential dwellings and commercial units, as applicable. The buildings, land and boiler are subject to a mortgage in the principal amount of approximately $6,066,000 owing at December 31, 1999. (See Item 1 above and Note 4 to Financial Statements.)

Management believes that the Registrant's properties are adequately covered by insurance.

The Registrant's residential properties have an occupancy rate of approximately ninety-nine (99%) percent. No tenant occupies ten (10%) percent or more of the rentable square footage of the properties. The Registrant's properties are principally used for rental of residential apartments for low to middle income families. The Registrant has approximately $819,000 in monthly revenue from residential space, with an average effective annual rental per room of approximately $135.00 for the year ended December 31, 1999. The average apartment is three and one-half (3 1/2) rooms. Annual revenues from residential leases was approximately $9,830,000 for the year ended December 31, 1999. Residential leases of which there are approximately sixteen hundred (1600), are generally renewed, subject to the terms of the applicable leases and compliance by the tenants with same. The total annual rental income on fifteen (15) commercial leases for the year ended December 31, 1999, was approximately $299,000. Accordingly, gross annual revenue for 1999 from residential leases was ninety three percent (93%) compared to three percent (3%) of gross annual revenue from commercial leases.

Real estate taxes on the Registrant's properties were approximately $707,000, for the year ended December 31, 1999. The tax rate for the 1999 tax year was approximately eleven percent (11%).

The Registrant's estimated replacement, repairs and renovation budget and status of projects for January 1, 1999 to December 31, 1999 ("1999 Projects") and January 1, 2000 to December 31, 2000 ("2000 Projects") are as follows:

                   1999 PROJECTS                APPROXIMATE COST
                   -------------                ----------------

                   Terrace/Waterproofing             $404,000
                   Asbestos Abatement                 402,000
                   Asbestos Abatement Air
                   Monitoring and Consulting
                   Expenses                            40,000
                   Handicap Entrances                  28,000
                   Elevator Consulting                  6,000
                   Walk-In Cooler                      80,000
                   New Sanitation Containers           11,000

                                                   -----------
                                                TOTAL:$971,000.00

                   2000 PROJECTS                  APPROXIMATE COST
                   -------------                  ----------------

                   Architect/Engineering Fees           60,000
                   Handicap Entrances                  100,000
                   Asbestos Abatement                  150,000
                   Phase 1 Plumbing Replacement        443,000
                   Appliance Reimbursement             120,000
                   Waterproofing                       100,000

                                                   ------------
                                               TOTAL: $973,000.00

The above estimates are for informational purposes only, and include accrual amounts. The actual costs of such projects may differ. The costs of additional asbestos abatement or lead paint remediation, if necessary, at the Registrant's properties can not be determined at this time. The cost of these projects are funded from operations, and the money is deposited in an escrow account which is supposed to be funded monthly in an amount of approximately $76,000.

ITEM 3 LEGAL PROCEEDINGS

            None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

            None.

                                     PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON
       EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Limited Dividend Capital Stock, par value $2.15 ("Capital Stock"), is traded over-the-counter. No established trading market exists with respect to such stock since approximately 140,242 shares (approximately 95%) of the 147,464 shares outstanding are owned by Cherry Green Property Corp. Since 1971, no bid and asked prices have been reported by the National Quotation Bureau, Inc.

No dividends have been paid since 1968. The holders of Capital Stock cannot, at any time, receive repayment of their investment in excess of the par value of the stock, together with cumulative unpaid dividends at the rate of 6.0% of par value ($2.15 per share) per annum (without interest). Dividends amounting to $19,023 were declared during 1979, but were not paid as of December 31, 1999. No dividends were declared or paid in 1999 or 1998. Cumulative dividends unpaid as of December 31, 1999 and December 31, 1998 amounted to approximately $590,000 and $571,000 (approximately $4.00 and $3.87 per share), respectively. (See Note 6 of Notes to Financial Statements.)

There are approximately 340 holders of record of the Registrant's Capital Stock as of March 1, 2000.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS
       OR PLAN OF OPERATIONS

a).Liquidity - As of December 31, 1999, the Registrant had a working capital deficiency of approximately $581,000. At December 31, 1998, the Registrant had a working capital deficiency of approximately $282,000. The working capital deficiency at December 31, 1999 includes a liability for capital improvements and maintenance expenses of approximately $237,000, which will be funded in 2000 by the Company's funds for replacement reserves. In December 1998, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 3.3% was effective February 1, 1999. The second increase of approximately 3.2% will be deferred by the Company from February 1, 2000 to April 1, 2000. (See Note 11 to the financial statements, Page F-12). Subject to unforeseen circumstances, the two step rent increase effective February 1, 1999 and April 1, 2000, will increase the future liquidity of the Registrant.

Capital Resources - The Registrant has set aside funds for capital improvements and repairs amounting to approximately $360,000 and $157,000 as of December 31, 1999 and 1998. (See Note 3 to the financial statements, Page F-9).

Results of Operations - In December 1998, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 3.3% became effective February 1, 1999. The second increase will be deferred by the Company from February 1, 2000 to April 1, 2000. Accordingly, net rental income in 1999 increased by approximately $380,000 or approximately four percent (4%) over 1998 amounts, primarily due to the two step rent increase referred to above and corresponding increases in surcharges and other charges to tenants. Other income in 1999, increased by approximately $71,000 or approximately six hundred thirty three percent (633%) primarily due to real estate tax refunds receivable from the City of New York, which resulted from a reduction in the assessed valuation of the Company's properties for the fiscal year ended June 30, 1999. Operating expenses for 1999 increased by approximately $346,000 or approximately four percent (4%), due to increases in wages and related costs, utilities, maintenance, repairs and decorating and miscellaneous operating and general expenses, offset by decreases in real estate taxes, mortgage and other interest, management and administrative fee, and the provision for doubtful accounts. Wages and related costs increased by approximately $65,000 or approximately three percent (3%) in 1999 as compared to 1998. The increase was attributable to an increase in wages and related payroll taxes of approximately $52,000 primarily due to increases in union wage rates, and an increase in employee benefits of approximately $12,000 primarily due to increases in union pension rates. Utilities increased by approximately $221,000 or approximately fourteen percent (14%), primarily due higher crude oil prices in 1999 which increased fuel oil and gas expenses by approximately $53,000, increases in water charges of approximately $25,000 and increases in electricity expense of approximately $143,000. The increase in electricity expense was primarily due to a refund of $128,000 received from Con Edison, which reduced the 1998 expense. Maintenance, repairs and decorating increased by approximately $65,000 or approximately five percent (5 %) in 1999 as compared to 1998. This increase was attributable to increases in heating, plumbing, supplies and grounds expenses of approximately $163,000 offset by decreases in elevator maintenance, rubbish removal, compactor maintenance, painting and structural expense of approximately $98,000. The increase in plumbing was primarily attributable to repairs of the building's sanitary and storm sewers of approximately $61,000. Miscellaneous operating and general expenses increased by approximately $125,000 or approximately eight percent (8%) in 1999 as compared to 1998, primarily due to increases in legal fees of approximately $77,000, security expenses of approximately $42,000 and insurance expense of approximately $37,000, offset by decreases in accounting and consulting fees of approximately $21,000. The increase in legal fees was primarily attributable to fees incurred in connection with obtaining a reduction in real estate taxes for the fiscal years ended June 30, 1999 and 2000. Real estate taxes decreased by approximately $113,000 or approximately thirteen percent (13%) in 1999 as compared to 1998, primarily due to reductions in the assessed valuation of the Company's properties for the fiscal years ended June 30, 1999 and 2000. Mortgage and other interest decreased by approximately $5,000 or approximately one percent (1%), primarily due to a lower principal balance in 1999 as compared to 1998. Management and administration fees decreased by approximately $11,000 or approximately one percent (1%), primarily due to the receipt of management agent financial awards of approximately $50,000 in 1998. This reduction was offset by increases in the management and administration fees of approximately $29,000 and increases in commercial leasing and rental fees of approximately $10,000, which were all approved by the DHCR (See Note 8 to the financial statements, Page F-11). The provision for doubtful accounts decreased by approximately $8,000 or approximately thirty eight percent (38%) in 1999 as compared to 1998, primarily due to improved collectibility of accounts receivable. The provision for income taxes increased by approximately $37,000 or approximately twenty two percent (22%), primarily due to an increase in income before income taxes and changes in the Registrant's valuation allowance (See Note 7 to the financial statements, Pages F-10 and F-11).

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

      As of December 31, 1999, the Registrant had a working capital deficiency of approximately $581,000. At December 31, 1998, the Registrant had a working capital deficiency of approximately $282,000. The working capital deficiency at December 31, 1999 includes a liability for capital improvements and maintenance expenses of approximately $237,000, which will be funded in Fiscal 2000 by the Company's funds for replacement reserves. In 1998, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 3.3% will became effective February 1, 1999. The second increase of approximately 3.2% will be deferred by the Company from February 1, 2000 to April 1, 2000. (See Note 11 to the financial statements, Page F-12). Subject to unforeseen circumstances, the two step rent increase effective February 1, 1999 and April 1, 2000, will increase the future liquidity of the Registrant.

Year 2000

The Year 2000 problem is the inability of a significant amount of the world's computers, software applications and embedded semiconductor chips to cope with the change of the year from 1999 to 2000. As a result of this problem, systems could fail to operate or fail to produce correct results at the start of the 21st century.

The Company has surveyed its building systems and does not anticipate any material cost relating to any required modifications, upgrades, or replacements of either the operational systems, or facilities systems and equipment of the Company. Accordingly, the Company does believe that it needs to develop contingency plans, to identify and correct Year 2000 problems affecting its operational systems and facilities systems and equipment are not effective.

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

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
       ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)OF THE EXCHANGE ACT

                              Position with     Held   Principal
Name                   Age    Registrant        Since  Occupation
----                   ---    ----------        -----  ----------

Irene Pletka (1)(2)    58     President and     1977   Commercial Photographer
                              Director

Peter Pletka (1)(2)    62     Vice President    1992   Physician

Howard Kestenberg      43     Director          1992   Real Estate Entrepreneur
(3)

Robert Gershon         63     Director, Vice    1977   Principal in the firm of
(2) (4)                       President and            Carl Gershon & Co., a
                              Treasurer                Real Estate Brokerage.

Melvin Gershon         57     Director and      1977   Principal in the firm
(2) (4)                       Secretary                of Carl Gershon & Co.

Loretta Jefferson      57     Director          1998   Housing Management
                                                       Representative, New York
                                                       State Division of Housing
                                                       and Community Renewal.

------------------------------
(1)   Dr. Peter Pletka and Mrs. Irene Pletka are husband and wife.
(2) Irene Pletka, Dr. Peter Pletka, Robert Gershon and Melvin Gershon are all shareholders, officers and directors of Cherry Green Property Corp. (See
      Item 11-Security Ownership of Certain Beneficial Owners and Management and
      Item 12-Certain Relationships and Related Transaction).
(3) Mr. Kestenberg is a shareholder of Cherry Green Property Corp. (See Item 11-Security Ownership of Certain Beneficial Owners and Management and Item 12-Certain Relationships and Related Transaction).
(4)   Mr. Melvin Gershon and Mr. Robert Gershon are brothers.

      The respective terms of the officers and directors of the Registrant will continue until the next Annual Meeting of Shareholders or until their successors have been elected and qualified in accordance with the Registrant's By-laws.

            Compliance with Section 16(a) of the Securities Exchange Act of 1934

            Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") and each national securities exchange on which the equity securities of the Company is registered, initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

            Management believes that Cherry Green Property Corp. has made all requisite filings of Form 3, 4 and 5 required to be filed under 16(a) of the Exchange Act relating to the Registrant during the two
            (2) fiscal years ended December 31, 1999 and 1998, respectively.

ITEM 10 EXECUTIVE COMPENSATION

            During the year ended December 31, 1999, no officer or director of the Registrant received any compensation from the Registrant for his or her services. The Registrant did not grant or award stock options, stock appreciation rights or long-term incentive plans to any of its executive officers in the last fiscal year. The Registrant does not presently maintain a pension plan or other retirement plan for its named executive officers.

            The housing complex owned by the Registrant is managed by Cherry Green Property Corp., pursuant to a management contract approved by the DHCR. Cherry Green was granted increases in its management fee of 5.5% and 1.4%, effective July 1, 1998 and July 1, 1999, respectively, pursuant to a Contract for Managing Agents Extension Agreement, approved by the DHCR on September 22, 1999. (See Exhibit
            10.1 annexed hereto.) Such fee is reviewed and adjusted annually effective July 1 of each year, by the DHCR. Cherry Green Property Corp. owns over 95.0% of the Registrant's Capital Stock. Several officers and directors of Cherry Green Property Corp. are officers and directors of the Registrant. (See Item 9 herein). During 1999, the Registrant paid Cherry Green Property Corp. a management and administrative fee of approximately $966,000. Such fee was approved by the DHCR. (See Items 1, 9, 11 and 12 and Note 8 of Notes to Financial Statements.)

ITEM 11 SECURITY OWNERSHIP OF CERTAIN
        BENEFICIAL OWNERS AND MANAGEMENT.

            (a) Security Ownership of Certain Beneficial Owners. Following is a list of those persons known by the Registrant to be the beneficial owners of more than 5% of the outstanding Capital Stock of the Registrant as of December 31, 1999:

                    Name and Address       Amount and Nature          Percent of
Title of Class      of Beneficial Owner    of Beneficial Ownership    Class
--------------      -------------------    -----------------------    -----

Limited Dividend    Cherry Green           140,242 Shares of          95%
Capital Stock,      Property Corp.         Record and Beneficial
(par value $2.15)   11 Monroe Street       Ownership
                    New York, NY

            (b)   Security Ownership of Management

                  As of December 31, 1999, no Directors or Officers owned any shares of the Registrant's Limited Dividend Capital Stock, $2.15 par value. However, the following Officers and Directors of the Registrant own of record and beneficially that percentage of Common Stock of Cherry Green Property Corp. as set forth below:

                                                     Percent Owned of Cherry
Name                 Position with Registrant        Green Property Corp.
----                 ------------------------        --------------------

Irene Pletka (1)     Director and President                53.3

Peter Pletka (1)     Vice President                        53.3

Howard Kestenberg    Director                              18.3

Robert Gershon (2)   Director, Vice President               9.6
                     and Treasurer

Melvin Gershon (2)   Director and Secretary                 6.3

------------------------------
(1) Such shares of Cherry Green Property Corp. are owned collectively by Dr. and Mrs. Pletka.

(2)   Robert Gershon and Melvin Gershon are brothers.

            (c)   Change in control.

                  There are no known arrangements, the application of which may at a subsequent date result in a change in control of the Registrant.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The Registrant is managed by Cherry Green Property Corp., the owner of over 95% of the Registrant's outstanding Capital Stock. Several officers and directors of the Registrant are shareholders, officers and directors of Cherry Green Property Corp. (See Items 1, 9, 10 and 11 herein). During 1999, the Registrant paid Cherry Green Property Corp. a management and administrative fee of approximately $966,000. Such fee was approved by the DHCR pursuant to a contract, with increases effective July 1, 1998 and July 1, 1999. (See Exhibit 10.1 annexed hereto) (See Note 8 of Notes to Financial Statements).

                                     PART IV

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

            (a) The list of Financial Statements and Notes required by Item 7 and by Item 13(a) are set forth on pages F-1 through F-12 attached hereto.

            (b)   Reports on Form 8-K:

                  None.

            (c)   Exhibits:

                  10.1 - Contract for Managing Agent Extension Agreement, dated as of July 1, 1999, by and between Knickerbocker Village, Inc. and Cherry Green Property Corp. and approved by the New York State Division of Housing and Community Renewal on September 22, 1999.

                           KNICKERBOCKER VILLAGE, INC.

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                        F-2

Balance Sheets                                                      F-3 to F-4

Statements of Net Income, Comprehensive Income
and Retained Earnings, Years Ended December 31, 1999 and 1998       F-5

Statements of Cash Flows,
 Years Ended December 31, 1999 and 1998                             F-6

Notes to Financial Statements                                       F-7 to F-12

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Knickerbocker Village, Inc.
10 Monroe Street
New York, New York  10002

We have audited the accompanying balance sheets of Knickerbocker Village, Inc., as of December 31, 1999 and 1998, and the related statements of net income, comprehensive income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knickerbocker Village, Inc., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


March 21, 2000                           Held, Kranzler, McCosker & Pulice, LLP

                           KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998

                                                         1999           1998
                                                      -----------    -----------
                     Assets

Current Assets:
    Cash and cash equivalents                         $   517,751    $    92,956
    Accounts receivable (less allowance for
    doubtful accounts of $308,000 in 1999
     and $301,000 in 1998)                                119,174        142,485
    Interest and other receivables                        185,176        164,051
    Prepaid expenses and other current assets           1,308,751      1,676,790
    Deferred tax asset, net                                72,000         71,000
                                                      -----------    -----------
             Total Current Assets                       2,202,852      2,147,282
                                                      -----------    -----------

Special Funds And Deposits:
    Funds for replacements, painting
     and decorating                                       359,880        157,593
    Tenants' security deposits - contra                   669,628        671,366
                                                      -----------    -----------
             Total Special Funds and Deposits           1,029,508        828,959
                                                      -----------    -----------

Fixed Assets:
Land                                                    3,273,281      3,273,281
Buildings and Building Equipment                       16,830,575     16,289,745
                                                      -----------    -----------
                                                       20,103,856     19,563,026
    Less: Accumulated depreciation                     12,495,670     11,964,330
                                                      -----------    -----------
             Net Fixed Assets                           7,608,186      7,598,696
                                                      -----------    -----------

Other Assets:
    Deferred tax asset, net                               288,000        249,000
    Other assets                                          100,932        113,731
                                                      -----------    -----------
                                                          388,932        362,731
                                                      -----------    -----------

                      Total Assets                    $11,229,478    $10,937,668
                                                      ===========    ===========

The accompanying notes are an integral part of the financial statements.

                           KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998

                                                          1999          1998
                                                       -----------   -----------
       Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable and accrued expenses              $ 2,633,849   $ 2,269,509
    Unearned rental income                                  24,167        27,497
    Dividends payable                                       19,023        19,023
    Income tax payable                                       5,600        15,576
    Current portion of long-term debt                       96,835        88,971
    Current portion of capital lease obligation              4,419         8,406
                                                       -----------   -----------
             Total Current Liabilities                   2,783,893     2,428,982

Tenants' Security Deposits - Contra                        669,628       671,366
Other Liabilities                                                0       170,707
Long-Term Debt, less current portion                     5,969,424     6,066,258
Capital Lease Obligation, less current portion                   0         4,718
                                                       -----------   -----------

             Total Liabilities                           9,422,945     9,342,031
                                                       -----------   -----------

Commitments and Contingencies
Stockholders' Equity:
Limited dividend capital stock,
par value $2.15 per share,
Authorized - 348,837 shares;
issued and outstanding - 147,464                           317,048       317,048
    Retained earnings                                    1,489,485     1,278,589
                                                       -----------   -----------

             Total Stockholders' Equity                  1,806,533     1,595,637
                                                       -----------   -----------

        Total Liabilities and Stockholders' Equity     $11,229,478   $10,937,668
                                                       ===========   ===========

The accompanying notes are an integral part of the financial statements.

                           KNICKERBOCKER VILLAGE, INC.
      STATEMENTS OF NET INCOME, COMPREHENSIVE INCOME AND RETAINED EARNINGS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                          1999          1998
                                                       -----------   -----------
Revenues:
    Rentals                                            $10,537,414   $10,157,928
    Other income                                            82,200        11,206
                                                       -----------   -----------
                                                        10,619,614    10,169,134
                                                       -----------   -----------
Expenses:
    Wages and related costs                              2,489,177     2,424,172
    Real estate taxes                                      707,436       820,053
    Utilities                                            1,853,269     1,631,750
    Maintenance, repairs and decorating                  1,366,523     1,301,089
    Depreciation and amortization                          545,280       546,872
    Mortgage and other interest                            539,711       544,394
    Management and administrative fee                      965,901       977,223
    Bad debt                                                13,729        22,140
    Miscellaneous operating and general expenses         1,724,692     1,591,497
                                                       -----------   -----------

                                                        10,205,718     9,859,190
                                                       -----------   -----------

Income before income taxes                                 413,896       309,944

Provision for income taxes                                 203,000       166,000
                                                       -----------   -----------

Net income and comprehensive income                        210,896       143,944

Retained earnings at beginning of the year               1,278,589     1,134,645
                                                       -----------   -----------

Retained earnings at end of the year                   $ 1,489,485   $ 1,278,589
                                                       ===========   ===========

Earnings per share                                     $      1.43   $      0.98
                                                       ===========   ===========

The accompanying notes are an integral part of the financial statements.

                           KNICKERBOCKER VILLAGE, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                   1999           1998
                                                                -----------    -----------
Cash flows from operating activities:
   Net income                                                   $   210,896    $   143,944
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                   545,280        546,872
    Provision for bad debts                                          13,729         22,140
    Deferred income taxes                                           (40,000)       (51,000)
    Changes in assets (increase) decrease:
      Accounts receivable                                             9,582         34,299
      Interest and other assets                                     (21,125)      (129,450)
      Prepaid expenses                                              368,039       (297,873)
      Other assets                                                   (1,142)             0
    Changes in liabilities increase (decrease):
      Accounts payable and accrued expenses                         354,364        514,376
      Unearned rental income                                         (3,329)         2,375
      Other liabilities                                            (170,707)       (80,607)
                                                                -----------    -----------
    Net cash provided by operating activities                     1,265,587        705,076
                                                                -----------    -----------

Cash Flows From Investing Activities:
    Interest earned on reserve fund investments                      (6,868)        (4,849)
    Capital expenditures                                           (540,830)      (540,810)
    Contributions of cash from operations to replacement fund      (977,190)      (740,000)
    Reimbursement of expenditures paid by housing company
      from replacement fund                                         781,771        761,212
                                                                -----------    -----------
    Net cash used in investing activities                          (743,117)      (524,447)
                                                                -----------    -----------

Cash flows from financing activities:
    Payments on long-term debt                                      (88,970)       (81,745)
    Payments on capital lease obligation                             (8,705)        (8,407)
                                                                -----------    -----------
    Net cash used in financing activities                           (97,675)       (90,152)
                                                                -----------    -----------

Net increase in cash                                                424,795         90,477
Cash at beginning of year                                            92,956          2,479
                                                                -----------    -----------
Cash at end of year                                             $   517,751    $    92,956
                                                                ===========    ===========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
    Interest                                                    $   540,000    $   544,000
                                                                ===========    ===========
    Income taxes                                                $   248,000    $   200,000
                                                                ===========    ===========

The accompanying notes are an integral part of the financial statements.

                           KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 - CORPORATE ORGANIZATION

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

            REVENUE RECOGNITION

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

            FIXED ASSETS

            Fixed assets consist primarily of building improvements and equipment and are recorded at cost. Depreciation is provided for financial statement purposes on the straight-line method, over the estimated useful lives of the fixed asset, which range from 5 to 30 years. For federal income tax purposes, depreciation is provided for on the straight-line and accelerated methods.

            Expenditures for maintenance and repairs are charged to operations as incurred. Upon sale or retirement of property, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in operations for the year. Depreciation expense was approximately $531,000 and $533,000 for the years ended December 31, 1999 and 1998, respectively.

                           KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

            INCOME TAXES

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

                           KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

            IMPAIRMENT OF LONG-LIVED ASSETS

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

NOTE 3 - REPLACEMENT, PAINTING AND DECORATING FUNDS

            Maintenance of these funds is requested by the Commissioner of Housing and Community Renewal of the State of New York. These funds were comprised of the following at December 31, 1999 and 1998:

                                            1999            1999
                                         ---------       ---------
            Cash                         $ 359,880       $ 157,593
                                         =========       =========

NOTE 4 - LONG-TERM DEBT

            On January 31, 1997, the Company entered into an extension and modification agreement with The Greater New York Savings Bank, now known as Astoria Federal Savings Bank (the "Bank") for the principal amount of $6,300,000. The mortgage is payable in monthly installments of $50,729, inclusive of interest at the rate of 8 1/2% per annum, and is due on February 1, 2007. On the maturity date, the Company may pay the remaining principal balance, or extend the term of the mortgage for an additional five (5) years. The mortgage is collateralized by land, buildings and boilers. The aggregate maturities for long-term debt for the five years after December 31, 1999 are approximately $97,000, (2000); $105,000, (2001); $115,000,
            (2002); $125,000 (2003); and $136,000,(2004); $5,488,000,
            (thereafter).

NOTE 5 - CAPITAL LEASE OBLIGATIONS

            The Company leases certain equipment under long term leases and has the option to purchase the equipment at a nominal cost at the termination of the leases. Included in building equipment are the following assets held under capital leases:

                                                    1999       1998
                                                  -------    -------
            Building Equipment                    $34,961    $34,961
            Less accumulated depreciation          13,104      8,736
                                                  -------    -------
                                                  $21,857    $26,225
                                                  =======    =======

                           KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

            Future minimum payments for assets under capital leases are as follows at December 31, 1999:

            Year Ending December 31 2000                           $  5,577
                                                                   --------

            Total minimum lease payments                              5,577
            Less amounts representing interest                        1,158
                                                                   --------
            Present value of net minimum lease payments            $  4,419
                                                                   ========

NOTE 6 - DIVIDENDS PAYABLE AND CAPITAL STOCK

            The holders of the Company's capital stock cannot at any time receive, in repayment of their investment, any sums in excess of the par value of the stock together with cumulative dividends at the rate of 6% of par value per annum (without interest). Any surplus in excess of such amounts upon dissolution reverts to the public authorities.

            Cumulative dividends unpaid to December 31, 1999 amounted to $589,712 or approximately $4.00 per share and unpaid to December 31, 1998 amounted to $570,689 or approximately $3.87 per share. Dividends amounting to $19,023 were declared during 1979, but were not paid as of December 31, 1999. Such dividends were approved by the DHCR. No dividends were declared or paid in 1999 or 1998.

NOTE 7 - INCOME TAXES

            The provision for income taxes for the years ended December 31, 1999 and 1998 consist of the following:

                                                1999        1998
                                             ---------    ---------
            Current Taxes
                   Federal                   $ 189,000    $ 169,000
                   New York City                54,000       48,000
                                             ---------    ---------
                   Total                       243,000      217,000
                                             ---------    ---------

            Deferred Taxes
                   Federal                     (32,000)     (40,000)
                   New York City                (8,000)     (11,000)
                                             ---------    ---------
                   Total                       (40,000)     (51,000)
                                             ---------    ---------

            Provision For Income Taxes       $ 203,000    $ 166,000
                                             =========    =========

                           KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

            The provision for income taxes differs from amounts computed at statutory rates as follows:

                                                       1999       1998
                                                     --------   --------
            Federal income taxes at statutory rate   $141,000   $105,000

            New York City corporation tax -
            net of federal benefit                     54,000     18,000
            Other, net                                  8,000     43,000
                                                     --------   --------
            Total                                    $203,000   $166,000
                                                     ========   ========

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1999, and 1998 the net deferred tax assets of $360,000 and $320,000, respectively were included in the Company's balance sheets as follows.

                                                    1999       1998
                                                  --------   --------
            Deferred tax asset, net - current     $ 72,000   $ 71,000
            Deferred tax asset, net - Long term    288,000    249,000
                                                  --------   --------
            Deferred tax asset, net               $360,000   $320,000
                                                  ========   ========

            Significant components of the Company's net deferred tax asset at December 31, 1999 and 1998 are as follows:

                                                    1999         1998
                                                 ---------    ---------
            Tax effects of:
              Accounts receivable                $ 133,000    $ 129,000
              Unearned rental income                10,000       13,000
              Buildings and building equipment     577,000      498,000
                                                 ---------    ---------
            Gross deferred tax asset               720,000      640,000
              Valuation allowance                 (360,000)    (320,000)
                                                 ---------    ---------
            Net deferred tax asset               $ 360,000    $ 320,000
                                                 =========    =========

            Management believes that a valuation allowance is appropriate given the current estimates of future taxable income, as well as consideration of available tax planning strategies. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However, if the Company achieves profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income. The net change in the valuation allowance for the years ended December 31, 1999 and 1998 were increases of $40,000 and $50,000, respectively.

NOTE 8 - MANAGEMENT FEE

            The management fee, set by DHCR, was paid to Cherry Green Property Corp., (Cherry Green), the owner of approximately 95% of the outstanding shares of the Company. Such fee is reviewed and may be adjusted annually, effective July 1 of each year, by the DHCR.

                           KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

            On October 21, 1998 and September 2, 1999, the DHCR approved increases in the management fee of approximately 5.5% effective July 1, 1998 and approximately 1.4% effective July 1, 1999, respectively.

NOTE 9 - PENSION PLAN

            Certain employees of the Company are covered under a union sponsored, multi-employer defined benefit pension plan. This plan is not administered by the Company and contributions are determined by the union. The Company's contributions for this plan were approximately $80,000 and $71,000 for the years ended December 31, 1999 and 1998 respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

            The company in accordance with the Modification Agreement with its Bank dated January 30, 1997 (Note 4), has made a commitment to complete asbestos abatement work and lead paint remediation work of approximately $425,000. As of December 31, 1999, the commitment has been fulfilled. The costs of any additional asbestos abatement or lead paint remediation, if necessary, cannot be determined at this time.

NOTE 11 - RENTAL INCOME

            During December 1998, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 3.3% was effective February 1, 1999. The second increase of approximately 3.2% will be deferred by the Company from February 1, 2000 to April 1, 2000.

NOTE 12 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

            Prepaid expenses and other current assets in the accompanying balance sheets at December 31, 1999 and 1998 are as follows:

                                             1999         1998
                                          ----------   ----------

            Escrow Account                $  348,429   $  589,395
            Prepaid:
              Insurance                      505,029      589,287
              Real Estate Taxes              348,897      386,924
              Supplies                        93,397       95,011
              Interest                             0       16,173
              Expenses - Other                 1,999            0
              Federal Corporation Taxes       11,000            0
                                          ----------   ----------
                   TOTAL                  $1,308,751   $1,676,790
                                          ==========   ==========

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant): KNICKERBOCKER VILLAGE, INC.:


By (Signature and Title)  :S/ROBERT GERSHON
--------------------------------------------------------------------------------
              ROBERT GERSHON, Director and Treasurer

Dated:  March 27, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


(Signature and Title) :S/IRENE PLETKA
--------------------------------------------------------------------------------
           IRENE PLETKA, Director and President

Dated:  March 27, 2000


(Signature and Title) :S/PETER PLETKA
--------------------------------------------------------------------------------
            PETER PLETKA, Vice President

Dated:   March 27, 2000


(Signature and Title) :S/MELVIN GERSHON
--------------------------------------------------------------------------------
           MELVIN GERSHON, Director and Secretary

Dated:   March 27, 2000