Form 10QSB
period 2000-03-31
KNICKERBOCKER VILLAGE INC
filed 2000-05-22
CIK 56396

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark
 One)

|X|                QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000

|_|               TRANSITION REPORT UNDER SECTION 13 OR 15 (D)
                               OF THE EXCHANGE ACT

             For the period of transition from ________ to ________
                           Commission File No. 0-1322

                           KNICKERBOCKER VILLAGE, INC.
                           ---------------------------
             (Exact name of registrant as specified in its Charter)

                 NEW YORK                              13-0924285
     -------------------------------      ------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer identification No.)
     incorporation or organization)

        10 Monroe Street, New York, N.Y.                  10002
    ----------------------------------------           ----------
    (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (212) 227-0955

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                    YES |X| NO |_|

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report is 147,464, $2.15 par value.

Total number of sequentially numbered pages - 14

No exhibits filed.

                                   FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC.
                                  BALANCE SHEET
                              AS OF MARCH 31, 2000
                                   (UNAUDITED)

                   Assets

Current Assets:
   Cash and cash equivalents                                         $   746,243
   Accounts receivable (less allowance for
    doubtful accounts of $308,000)                                        97,789
   Interest and other receivables                                        199,714
   Prepaid expenses and other current assets                             958,538
   Deferred tax asset, net                                                75,000
                                                                     -----------
          Total Current Assets                                         2,077,284
                                                                     -----------
Special Funds And Deposits:
   Funds for replacements, painting
       and decorating                                                    352,768
   Tenants' security deposits - contra                                   674,765
                                                                     -----------
           Total Special Funds and Deposits                            1,027,533
                                                                     -----------
Fixed Assets:
   Land                                                                3,273,281
   Buildings and Building Equipment                                   17,029,807
                                                                     -----------
                                                                      20,303,088
   Less: Accumulated depreciation                                     12,603,992
                                                                     -----------
          Net Fixed Assets                                             7,699,096
                                                                     -----------
Other Assets:
   Deferred tax asset, net                                               293,000
   Other assets                                                           96,306
                                                                     -----------
                                                                         389,306
                                                                     -----------
Total Assets                                                         $11,193,219
                                                                     ===========

In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at March 31, 2000 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                                   FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC.
                                  BALANCE SHEET
                              AS OF MARCH 31, 2000
                                   (UNAUDITED)

        Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable and accrued expenses                             $ 2,642,362
   Unearned rental income                                                 41,638
   Dividends payable                                                      19,023
   Current portion of long-term debt                                      98,907
   Current portion of capital lease obligation                             2,318
                                                                     -----------
          Total Current Liabilities                                    2,804,248

Tenants' Security Deposits - Contra                                      674,765
Long-Term Debt, less current portion                                   5,943,906
                                                                     -----------

          Total Liabilities                                            9,422,919
                                                                     -----------

Stockholders' Equity:
Limited dividend capital stock,
par value $2.15 per share,
Authorized - 348,837 shares;
issued and outstanding - 147,464                                         317,048
   Retained earnings                                                   1,453,252
                                                                     -----------

          Total Stockholders' Equity                                   1,770,300
                                                                     -----------

Total Liabilities and Stockholders' Equity                           $11,193,219
                                                                     ===========

In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at March 31, 2000 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                                   FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC.
      STATEMENTS OF NET INCOME, COMPREHENSIVE INCOME AND RETAINED EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                          2000           1999
                                                      -----------    -----------
Revenues:
   Rentals                                            $ 2,655,797    $ 2,602,972
   Other income                                             8,688          4,429
                                                      -----------    -----------
                                                        2,664,485      2,607,401
                                                      -----------    -----------
Expenses:
   Wages and related costs                                645,061        599,752
   Real estate taxes                                      174,448        193,462
   Utilities                                              595,016        381,505
   Maintenance, repairs and decorating                    389,022        240,102
   Depreciation and amortization                          111,808        134,461
   Mortgage and other interest                            134,632        136,477
   Management and administrative fee                      241,225        237,815
   Provision for doubtful accounts                            684          3,000
   Miscellaneous operating and general expenses           411,822        385,273
                                                      -----------    -----------

                                                        2,703,718      2,311,847
                                                      -----------    -----------

Income (loss) before income taxes                         (39,233)       295,554

Provision (benefit) for income taxes                       (3,000)       137,000
                                                      -----------    -----------

Net income (loss) and comprehensive income (loss)         (36,233)       158,554

Retained earnings at beginning of the period            1,489,485      1,278,589
                                                      -----------    -----------

Retained earnings at end of the period                $ 1,453,252    $ 1,437,143
                                                      ===========    ===========

Earnings (loss) per share                             $     (0.25)   $      1.08
                                                      ===========    ===========

In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at March 31, 2000 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                                   FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                            2000                   1999
                                                                         ---------              ---------
Cash flows from operating activities:
  Net income (loss)                                                      $ (36,233)             $ 158,554
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                                           111,807                134,461
   Provision for bad debts                                                     684                  3,000
   Deferred income taxes                                                    (8,000)               (25,000)
   Changes in assets (increase) decrease:
     Accounts receivable                                                    20,701                 14,277
     Interest and other assets                                             (14,538)               (16,969)
     Prepaid expenses                                                      350,213                648,281
     Other assets                                                            1,141                      0
   Changes in liabilities increase (decrease):
     Accounts payable and accrued expenses                                   2,913                (99,873)
     Unearned rental income                                                 17,471                 56,631
                                                                         ---------              ---------
   Net cash provided by operating activities                               446,159                873,362
                                                                         ---------              ---------

Cash Flows From Investing Activities:
   Interest earned on reserve fund investments                              (1,045)                (1,276)
   Capital expenditures                                                   (199,232)               (19,389)
   Contributions of cash from operations to replacement fund              (228,870)              (290,580)
   Reimbursement of expenditures paid by housing company
     from replacement fund                                                 237,027                 14,425
                                                                         ---------              ---------
   Net cash used in investing activities                                  (192,120)              (296,820)
                                                                         ---------              ---------

Cash flows from financing activities:
   Payments on long-term debt                                              (23,446)               (21,541)
   Payments on capital lease obligation                                     (2,101)                (2,101)
                                                                         ---------              ---------
   Net cash used in financing activities                                   (25,547)               (23,642)
                                                                         ---------              ---------

Net increase in cash                                                       228,492                552,900
Cash at beginning of period                                                517,751                 92,956
                                                                         ---------              ---------
Cash at end of period                                                    $ 746,243              $ 645,856
                                                                         =========              =========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
   Interest                                                              $ 135,000              $ 137,000
                                                                         =========              =========

   Income taxes                                                          $  22,000              $  25,000
                                                                         =========              =========

In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at March 31, 2000 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                           KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

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

      Expenditures for maintenance and repairs are charged to operations as incurred. Upon sale or retirement of property, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in operations for the year. Depreciation expense was approximately $108,000 and $130,000 for the three months ended March 31, 2000 and 1999, respectively.

      INCOME TAXES

      Deferred tax assets and liabilities reflect the tax consequences on future years of differences between the tax bases of assets and liabilities, and their financial reporting amounts, using enacted tax rates in effect for the year in which the differences are expected to reverse.

                           KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES---(continued)

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

                           KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 3 - REPLACEMENT, PAINTING AND DECORATING FUNDS

      Maintenance of these funds is requested by the Commissioner of Housing and Community Renewal of the State of New York. These funds were comprised of the following at March 31, 2000:

      Cash                                            $  352,768
                                                      ==========

NOTE 4 - LONG-TERM DEBT

      On January 31, 1997, the Company entered into an extension and modification agreement with The Greater New York Savings Bank, now known as Astoria Federal Savings Bank (the "Bank") for the principal amount of $6,300,000. The mortgage is payable in monthly installments of $50,729, inclusive of interest at the rate of 8 1/2% per annum, and is due on February 1, 2007. On the maturity date, the Company may pay the remaining principal balance, or extend the term of the mortgage for an additional five (5) years. The mortgage is collateralized by land, buildings and boilers. The aggregate maturities for long-term debt for the five years after March 31, 2000 are approximately $99,000, (2001); $108,000, (2002);
      $117,000, (2003); $128,000 (2004); and $139,000,(2005); $5,452,000,
      (thereafter).

NOTE 5 - CAPITAL LEASE OBLIGATIONS

      The Company leases certain equipment under long term leases and has the option to purchase the equipment at a nominal cost at the termination of the leases. Included in building equipment are the following assets held under capital leases:

            Building Equipment                              $   34,961
            Less accumulated depreciation                       14,196
                                                            ----------
                                                            $   20,765
                                                            ==========

      Future minimum payments for assets under capital leases are as follows at March 31, 2000:

            Total minimum lease payments                    $    2,844
            Less amounts representing interest                     566
                                                            ----------
            Present value of net minimum lease payments     $    2,318
                                                            ==========

NOTE 6 - DIVIDENDS PAYABLE AND CAPITAL STOCK

      The holders of the Company's capital stock cannot at any time receive, in repayment of their investment, any sums in excess of the par value of the stock together with cumulative dividends at the rate of 6% of par value per annum (without interest). Any surplus in excess of such amounts upon dissolution reverts to the public authorities.

                           KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 6 - DIVIDENDS PAYABLE AND CAPITAL STOCK---(continued)

      Cumulative dividends unpaid to March 31, 2000 amounted to $608,735 or approximately $4.13 per share and unpaid to March 31, 1999 amounted to $589,712 or approximately $4.00 per share. Dividends amounting to $19,023 were declared during 1979, but were not paid as of March 31, 2000. Such dividends were approved by the DHCR. No dividends were declared or paid in 2000 or 1999.

NOTE 7 - INCOME TAXES

      The provision for income taxes for the years ended March 31, 2000 and 1999 consist of the following:

                                                        2000         1999
                                                     ---------    ---------
      Current Taxes
            Federal                                  $       0    $ 126,000
            New York City                                5,000       36,000
                                                     ---------    ---------
            Total                                        5,000      162,000
                                                     ---------    ---------
      Deferred Taxes
            Federal                                     (6,000)     (20,000)
            New York City                               (2,000)      (5,000)
                                                     ---------    ---------
            Total                                       (8,000)     (25,000)
                                                     ---------    ---------

      Provision For Income Taxes                     $  (3,000)   $ 137,000
                                                     =========    =========

      The provision for income taxes differs from amounts computed at statutory rates as follows:

                                                        2000         1999
                                                     ---------    ---------
      Federal income taxes at statutory rate         $ (12,000)   $ 100,000

      New York City corporation tax -
      net of federal benefit                             3,000       33,000
      Other, net                                         6,000        4,000
                                                     ---------    ---------
      Total                                          $  (3,000)   $ 137,000
                                                     =========    =========

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At March 31, 2000, the net deferred tax assets of $368,000, were included in the Company's balance sheet as follows.

      Deferred tax asset, net - current                           $  75,000
      Deferred tax asset, net - Long term                           293,000
                                                                  ---------
      Deferred tax asset, net                                     $ 368,000
                                                                  =========

                           KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 7 - INCOME TAXES---(continued)

      Significant components of the Company's net deferred tax asset at March 31, 2000 are as follows:

      Tax effects of:
        Accounts receivable                                     $ 132,000
        Unearned rental income                                     18,000
        Buildings and building equipment                          586,000
                                                                ---------
      Gross deferred tax asset                                    736,000
        Valuation allowance                                      (368,000)
                                                                ---------
      Net deferred tax asset                                    $ 368,000
                                                                =========

      Management believes that a valuation allowance is appropriate given the current estimates of future taxable income, as well as consideration of available tax planning strategies. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However, if the Company achieves profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income. The net change in the valuation allowance for the three months ended March 31, 2000 was increase of $8,000.

NOTE 8 - MANAGEMENT FEE

      The management fee, set by DHCR, was paid to Cherry Green Property Corp., (Cherry Green), the owner of approximately 95% of the outstanding shares of the Company. Such fee is reviewed and may be adjusted annually, effective July 1 of each year, by the DHCR.

      On September 2, 1999, the DHCR approved an increase in the management fee of approximately 1.4% effective July 1, 1999.

NOTE 9 - PENSION PLAN

      Certain employees of the Company are covered under a union sponsored, multi-employer defined benefit pension plan. This plan is not administered by the Company and contributions are determined by the union. The Company's contributions for this plan were approximately $23,000 and $20,000 for the three months ended March 31, 2000 and 1999 respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

      The Company, in accordance with the Modification Agreement with its Bank dated January 30, 1997 (Note 4), has made a commitment to complete asbestos abatement work and lead paint remediation work of approximately $425,000. As of March 31, 2000, the commitment has been fulfilled. The costs of any additional asbestos abatement or lead paint remediation, if necessary, cannot be determined at this time.

                           KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 11- RENTAL INCOME

      During December 1998, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 3.3% was effective February 1, 1999. The second increase of approximately 3.2% was deferred by the Company from February 1, 2000 to April 1, 2000 (See Note
      13).

NOTE 12- PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Prepaid expenses and other current assets in the accompanying balance sheet at March 31, 2000 are as follows:

      Escrow Account                                              $243,172
      Prepaid:
        Insurance                                                  434,522
        Real Estate Taxes                                          174,448
        Supplies                                                    93,397
        Federal Corporation Income Taxes                            11,000
        Expenses - Other                                             1,999
                                                                  --------
            TOTAL                                                 $958,538
                                                                  ========

NOTE 13- SUBSEQUENT EVENTS

      Effective April 1, 2000, the Company received a rent increase of approximately 3.2%, which was approved by the DHCR.

                                   FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC
                     MANAGEMENTS DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION
                                 MARCH 31, 2000
                                   (UNAUDITED)

Liquidity - As of March 31, 2000, the Registrant has a working capital deficit of approximately $ 727,000. During December 1998, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 3.3% became effective February 1, 1999. The Company deferred the second increase of approximately 3.2%, from February 1, 2000 to April 1, 2000.

Capital resources - The Registrant has set aside funds for capital improvements and repairs amounting to approximately $353,000 as of March 31, 2000.

Results of operations - During the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, total revenues increased by approximately $57,000 or approximately 2.2%, due primarily to increases in rental income, resulting from tenant move outs, and surcharges.

Operating expenses increased by approximately $392,000 or approximately 17.0% during the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. This is primarily attributable to increases in wages and related costs, utilities, maintenance, repairs and decorating expense and miscellaneous operating and general expenses offset by reductions in real estate taxes and depreciation and amortization. Wages and related costs increased by approximately $45,000 or approximately 7.6%, primarily due to increases in union wage rates, union pension rates and related payroll taxes. Utilities increased by approximately $214,000 or approximately 56.0%, primarily due to significant increases in the price of fuel oil in 2000 as compared to 1999. Maintenance, repairs and decorating expense increased by approximately $149,000 or approximately 62.0% primarily due to increases in electrical repairs, plumbing, structural expenses, painting and decorating, supplies and grounds expenses, offset by a decrease in heating repairs. Miscellaneous operating and general expenses increased by approximately $24,000 or approximately 6.2% primarily due to increases in legal and consulting fees. The increase in legal fees was attributable to a corresponding reduction in the assessed valuation of the properties for the tax year ended June 30, 2000. Real estate taxes decreased by approximately $19,000 or approximately 9.8% due to a decrease in the property's assessed value for the tax year ended June 30, 2000. Depreciation and amortization decreased by approximately $23,000 or approximately 16.9% due to the fact that the majority of the fixed assets are in the latter part of their useful lives. The provision for taxes decreased by approximately $140,000 or approximately 102.2%, primarily due to a decrease in income (loss) before taxes (see Note 7 to the financial statements pages 9 and 10).

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

                                KNICKERBOCKER VILLAGE, INC.:


Dated: May 17, 2000             By: /S/ ROBERT GERSHON
                                    ---------------------------------
                                    ROBERT GERSHON,
                                    Vice President and Treasurer


Dated:  May 17, 2000            By: /S/ MELVIN GERSHON
                                    ---------------------------------
                                    MELVIN GERSHON,
                                    Secretary