Form 10QSB
period 2000-06-30
KNICKERBOCKER VILLAGE INC
filed 2000-08-14
CIK 56396

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark
 One)
|X|               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

|_|               FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 2000

                  TRANSITION REPORT UNDER SECTION 13 OR 15 (D)
                               OF THE EXCHANGE ACT

           For the period of transition from __________ to __________
                           Commission File No. 0-1322

                           KNICKERBOCKER VILLAGE, INC.
                           ---------------------------
             (Exact name of registrant as specified in its Charter)

            NEW YORK                                      13-0924285
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer identification No.)
 incorporation or organization)

     10 Monroe Street, New York, N.Y.                             10002
--------------------------------------------           -------------------------
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

No exhibits filed.

                                   FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC.
                                  BALANCE SHEET
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)

                   Assets

Current Assets:
   Cash and cash equivalents                                         $   767,231
   Accounts receivable (less allowance for
    doubtful accounts of $308,000)                                       101,993
   Other receivables                                                      23,849
   Prepaid expenses and other current assets                             903,802
   Deferred tax asset, net                                                78,000
                                                                     -----------
          Total Current Assets                                         1,874,875
                                                                     -----------

Special Funds And Deposits:
   Funds for replacements, painting
      and decorating                                                     366,999
   Tenants' security deposits - contra                                   674,846
                                                                     -----------
           Total Special Funds and Deposits                            1,041,845
                                                                     -----------

Fixed Assets:
   Land                                                                3,273,281
   Buildings and Building Equipment                                   17,329,631
                                                                     -----------
                                                                      20,602,912
   Less: Accumulated depreciation                                     12,714,689
                                                                     -----------
          Net Fixed Assets                                             7,888,223
                                                                     -----------

Other Assets:
   Deferred tax asset, net                                               299,000
   Other assets                                                           92,821
                                                                     -----------
                                                                         391,821
                                                                     -----------

Total Assets                                                         $11,196,764
                                                                     ===========

In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at June 30, 2000 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                                   FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC.
                                  BALANCE SHEET
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)

        Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable and accrued expenses                             $ 2,584,954
   Unearned rental income                                                 57,686
   Dividends payable                                                      19,023
   Current portion of long-term debt                                     101,024
   Current portion of capital lease obligation                               809
                                                                     -----------
          Total Current Liabilities                                    2,763,496

Tenants' Security Deposits - Contra                                      674,846
Long-Term Debt, less current portion                                   5,917,842
                                                                     -----------

          Total Liabilities                                            9,356,184
                                                                     -----------

Stockholders' Equity:
Limited dividend capital stock,
par value $2.15 per share,
Authorized - 348,837 shares;
issued and outstanding - 147,464                                         317,048
   Retained earnings                                                   1,523,532
                                                                     -----------

          Total Stockholders' Equity                                   1,840,580
                                                                     -----------

Total Liabilities and Stockholders' Equity                           $11,196,764
                                                                     ===========

In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at June 30, 2000 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                                   FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC.
      STATEMENTS OF NET INCOME, COMPREHENSIVE INCOME AND RETAINED EARNINGS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                           2000          1999
                                                        ----------    ----------
Revenues:
   Rentals                                              $5,384,575    $5,242,797
   Other income                                             20,810        13,315
                                                        ----------    ----------
                                                         5,405,385     5,256,112
                                                        ----------    ----------
Expenses:
   Wages and related costs                               1,296,237     1,223,435
   Real estate taxes                                       348,897       384,130
   Utilities                                             1,124,743       786,861
   Maintenance, repairs and decorating                     752,956       532,320
   Depreciation and amortization                           225,989       269,411
   Mortgage and other interest                             268,590       272,491
   Management and administrative fee                       482,450       475,932
   Provision for doubtful accounts                           1,965         3,078
   Miscellaneous operating and general expenses            822,505       782,878
                                                        ----------    ----------

                                                         5,324,332     4,730,536
                                                        ----------    ----------

Income before income taxes                                  81,053       525,576

Provision for income taxes                                  47,000       236,000
                                                        ----------    ----------

Net income and comprehensive income                         34,053       289,576

Retained earnings at beginning of the period             1,489,479     1,278,589
                                                        ----------    ----------

Retained earnings at end of the period                  $1,523,532    $1,568,165
                                                        ==========    ==========

Earnings per share                                      $     0.23    $     1.96
                                                        ==========    ==========

In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at June 30, 2000 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                                   FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                   2000           1999
                                                               -----------    -----------
Cash flows from operating activities:
  Net income                                                   $    34,053    $   289,576
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                                   225,989        269,411
   Provision for bad debts                                           1,965          3,078
   Deferred income taxes                                           (17,000)       (32,000)
   Changes in assets (increase) decrease:
     Accounts receivable                                            15,216         (1,011)
     Other receivables                                             161,327        155,538
     Prepaid expenses                                              404,949        585,723
     Other assets                                                    1,134              0
   Changes in liabilities increase (decrease):
     Accounts payable and accrued expenses                         (54,494)        53,200
     Unearned rental income                                         33,519         57,898
        Other liabilities                                                0       (165,652)
                                                               -----------    -----------
     Net cash provided by operating activities                     806,658      1,215,761
                                                               -----------    -----------

Cash Flows From Investing Activities:
   Interest earned on reserve fund investments                      (2,613)        (3,441)
   Capital expenditures                                           (499,056)       (75,129)
   Contributions of cash from operations to replacement fund      (457,740)      (519,450)
   Reimbursement of expenditures paid by housing company
     from replacement fund                                         453,234         58,993
                                                               -----------    -----------
   Net cash used in investing activities                          (506,175)      (539,027)
                                                               -----------    -----------

Cash flows from financing activities:
   Payments on long-term debt                                      (47,393)       (43,544)
   Payments on capital lease obligation                             (3,610)        (4,202)
                                                               -----------    -----------
   Net cash used in financing activities                           (51,003)       (47,746)
                                                               -----------    -----------

Net increase in cash                                               249,480        628,988
Cash at beginning of period                                        517,751         92,956
                                                               -----------    -----------
Cash at end of period                                          $   767,231    $   721,944
                                                               ===========    ===========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
   Interest                                                    $   269,000    $   260,000
                                                               ===========    ===========

   Income taxes                                                $   128,000    $   124,000
                                                               ===========    ===========

In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at June 30, 2000 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                           KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

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

            Expenditures for maintenance and repairs are charged to operations as incurred. Upon sale or retirement of property, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in operations for the year. Depreciation expense was approximately $219,000 and $263,000 for the six months ended June 30, 2000 and 1999, respectively.

            INCOME TAXES

            Deferred tax assets and liabilities reflect the tax consequences on future years of differences between the tax bases of assets and liabilities, and their financial reporting amounts, using enacted tax rates in effect for the year in which the differences are expected to reverse.

                           KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(continued)

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

                           KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 3 - REPLACEMENT, PAINTING AND DECORATING FUNDS

            Maintenance of these funds is requested by the Commissioner of Housing and Community Renewal of the State of New York. These funds were comprised of the following at June 30, 2000:

            Cash                                                       $366,999
                                                                       ========

NOTE 4 - LONG-TERM DEBT

            On January 31, 1997, the Company entered into an extension and modification agreement with The Greater New York Savings Bank, now known as Astoria Federal Savings Bank (the "Bank") for the principal amount of $6,300,000. The mortgage is payable in monthly installments of $50,729, inclusive of interest at the rate of 8 1/2% per annum, and is due on February 1, 2007. On the maturity date, the Company may pay the remaining principal balance, or extend the term of the mortgage for an additional five (5) years. The mortgage is collateralized by land, buildings and boilers. The aggregate maturities for long-term debt for the five years after June 30, 2000 are approximately $101,000, (2001); $110,000, (2002); $120,000,
            (2003); $130,000 (2004); and $142,000,(2005); $5,416,000,
            (thereafter).

NOTE 5 - CAPITAL LEASE OBLIGATIONS

            The Company leases certain equipment under long term leases and has the option to purchase the equipment at a nominal cost at the termination of the leases. Included in building equipment are the following assets held under capital leases:

            Building Equipment                                    $ 34,961
            Less accumulated depreciation                           14,196
                                                                  --------
                                                                  $ 20,765
                                                                  ========

            Future minimum payments for assets under capital leases are as follows at June 30, 2000:

            Total minimum lease payments                          $    993
            Less amounts representing interest                         184
                                                                  --------
            Present value of net minimum lease payments           $    809
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

                           KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 6 - DIVIDENDS PAYABLE AND CAPITAL STOCK--(continued)

            Cumulative dividends unpaid to June 30, 2000 amounted to $608,735 or approximately $4.13 per share and unpaid to June 30, 1999 amounted to $589,712 or approximately $4.00 per share. Dividends amounting to $19,023 were declared during 1979, but were not paid as of June 30, 2000. Such dividends were approved by the DHCR. No dividends were declared or paid in 2000 or 1999.

NOTE 7 - INCOME TAXES

            The provision for income taxes for the six months ended June 30, 2000 and 1999 consist of the following:

                                                           2000         1999
                                                        ---------    ---------
            Current Taxes
                  Federal                               $  49,000    $ 208,000
                  New York City                            15,000       60,000
                                                        ---------    ---------
                  Total                                    64,000      268,000
                                                        ---------    ---------

            Deferred Taxes
                  Federal                                 (13,000)     (26,000)
                  New York City                            (4,000)      (6,000)
                                                        ---------    ---------
                  Total                                   (17,000)     (32,000)
                                                        ---------    ---------

            Provision For Income Taxes                  $  47,000    $ 236,000
                                                        =========    =========

            The provision for income taxes differs from amounts computed at statutory rates as follows:

                                                          2000       1999
                                                        --------     --------
            Federal income taxes at statutory rate      $ 28,000     $178,000

            New York City corporation tax -
            net of federal benefit                        12,000       46,000
            Other, net                                     7,000       12,000
                                                        --------     --------
            Total                                       $ 47,000     $236,000
                                                        ========     ========

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 30, 2000, the net deferred tax assets of $377,000, were included in the Company's balance sheet as follows.

            Deferred tax asset, net - current                        $ 78,000
            Deferred tax asset, net - Long term                       299,000
                                                                     --------
            Deferred tax asset, net                                  $377,000
                                                                     ========

                           KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 7 - INCOME TAXES--(continued)

            Significant components of the Company's net deferred tax asset at June 30, 2000 are as follows:

            Tax effects of:
              Accounts receivable                         $ 132,000
              Unearned rental income                         26,000
              Buildings and building equipment              597,000
                                                          ---------
            Gross deferred tax asset                        755,000
              Valuation allowance                          (378,000)
                                                          ---------
            Net deferred tax asset                        $ 377,000
                                                          =========

            Management believes that a valuation allowance is appropriate given the current estimates of future taxable income, as well as consideration of available tax planning strategies. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However, if the Company achieves profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income. The net change in the valuation allowance for the six months ended June 30, 2000 was an increase of $18,000.

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

NOTE 9 - PENSION PLAN

            Certain employees of the Company are covered under a union sponsored, multi-employer defined benefit pension plan. This plan is not administered by the Company and contributions are determined by the union. The Company's contributions for this plan were approximately $47,000 and $39,000 for the six months ended June 30, 2000 and 1999 respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

            The Company in accordance with the Modification Agreement with its Bank dated January 30, 1997 (Note 4), has made a commitment to complete asbestos abatement work and lead paint remediation work of approximately $425,000. As of June 30, 2000, the commitment has been fulfilled. The costs of any additional asbestos abatement or lead paint remediation, if necessary, cannot be determined at this time.

                           KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 11 - RENTAL INCOME

            During December 1998, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 3.3% was effective February 1, 1999. The second increase of approximately 3.2% was effective April 1, 2000.

NOTE 12 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

            Prepaid expenses and other current assets in the accompanying balance sheet at June 30, 2000 are as follows:

            Escrow Account                                          $ 65,927
            Prepaid:
              Insurance                                              284,352
              Real Estate Taxes                                      394,127
              Supplies                                                93,397
              Federal Corporation Income Taxes                        51,000
              NYC Corporation Taxes                                   13,000
              Expenses - Other                                         1,999
                                                                    --------
                  TOTAL                                             $903,802
                                                                    ========

                                   FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC
                     MANAGEMENTS DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION
                                  JUNE 30, 2000
                                   (UNAUDITED)

Liquidity - As of June 30, 2000, the Registrant has a working capital deficit of approximately $ 889,000. During December 1998, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 3.3% was effective February 1, 1999. The second increase of approximately 3.2%, was effective April 1, 2000.

Capital resources - The Registrant has set aside funds for capital improvements and repairs amounting to approximately $367,000 as of June 30, 2000.

Results of operations - During the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, total revenues increased by approximately $149,000 or approximately 2.8%, due primarily to the two step rent increase which was effective February 1, 1999 and April 1, 2000.

Operating expenses increased by approximately $594,000 or approximately 12.6% during the six months ended June 30, 2000, as compared to the six months ended June 30, 1999. This is primarily attributable to increases in wages and related costs, utilities, maintenance, repairs and decorating expense and miscellaneous operating and general expenses offset by reductions in real estate taxes and depreciation and amortization. Wages and related costs increased by approximately $73,000 or approximately 6.0%, primarily due to increases in union wage rates, union pension rates and related payroll taxes. Utilities increased by approximately $338,000 or approximately 42.9%, primarily due to significant increases in the price of fuel oil in 2000 as compared to 1999. Maintenance, repairs and decorating expense increased by approximately $221,000 or approximately 41.5% primarily due to increases in electrical repairs, plumbing, structural expenses, painting and decorating, supplies and grounds expenses, offset by a decrease in heating and plumbing repairs. Miscellaneous operating and general expenses increased by approximately $40,000 or approximately 5.1% primarily due to increases in legal and consulting fees. The increase in legal fees was attributable to a corresponding reduction in the assessed valuation of the properties for the tax year ended June 30, 2000. Real estate taxes decreased by approximately $35,000 or approximately 9.2% due to a decrease in the property's assessed value for the tax year ended June 30, 2000. Depreciation and amortization decreased by approximately $43,000 or approximately 16.1% due to the fact that the majority of the fixed assets are in the latter part of their useful lives. The provision for taxes decreased by approximately $189,000 or approximately 80.0%, primarily due to a decrease in income before taxes (see
Note 7 to the financial statements pages 9 and 10.)

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

                          KNICKERBOCKER VILLAGE, INC.:


Dated: August 9, 2000                  By: S/ROBERT GERSHON
                                       --------------------
                                       ROBERT GERSHON,
                                       Vice President and Treasurer


Dated: August 9, 2000                  By: S/MELVIN GERSHON
                                       -------------------
                                       MELVIN GERSHON,
                                       Secretary