Form 10QSB
period 2000-09-30
KNICKERBOCKER VILLAGE INC
filed 2000-11-14
CIK 56396

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark                             FORM 10-QSB
 One)
 |X|

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000

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

Total number of sequentially numbered pages - 13

No exhibits filed.

                                   FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC.
                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 2000
                                   (UNAUDITED)

                        Assets

Current Assets:
    Cash and cash equivalents                                        $   538,586
    Accounts receivable (less allowance for
     doubtful accounts of $308,000)                                      115,967
    Other receivables                                                     48,675
    Prepaid expenses and other current assets                            827,987
    Deferred tax asset, net                                               74,000
                                                                     -----------
             Total Current Assets                                      1,605,215
                                                                     -----------

Special Funds And Deposits:
    Funds for replacements, painting
        and decorating                                                   271,922
    Tenants' security deposits - contra                                  677,618
                                                                     -----------
             Total Special Funds and Deposits                            949,540
                                                                     -----------

Fixed Assets:
    Land                                                               3,273,281
    Buildings and Building Equipment                                  17,542,877
                                                                     -----------
                                                                      20,816,158
    Less: Accumulated depreciation                                    12,834,799
                                                                     -----------
             Net Fixed Assets                                          7,981,359
                                                                     -----------

Other Assets:
    Deferred tax asset, net                                              306,000
    Other assets                                                          89,336
                                                                     -----------
                                                                         395,336
                                                                     -----------

Total Assets                                                         $10,931,450
                                                                     ===========

In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at September 30, 2000 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                                   FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC.
                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 2000
                                   (UNAUDITED)

         Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable and accrued expenses                            $ 2,374,667
    Unearned rental income                                                36,879
    Dividends payable                                                     19,023
    Current portion of long-term debt                                    103,186
                                                                     -----------
             Total Current Liabilities                                 2,533,755

Tenants' Security Deposits - Contra                                      677,618
Long-Term Debt, less current portion                                   5,891,221
                                                                     -----------

             Total Liabilities                                         9,102,594
                                                                     -----------

Stockholders' Equity:
Limited dividend capital stock,
par value $2.15 per share,
Authorized - 348,837 shares;
issued and outstanding - 147,464                                         317,048
    Retained earnings                                                  1,511,808
                                                                     -----------

             Total Stockholders' Equity                                1,828,856
                                                                     -----------

Total Liabilities and Stockholders' Equity                           $10,931,450
                                                                     ===========

In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at September 30, 2000 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                                   FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC.
      STATEMENTS OF NET INCOME, COMPREHENSIVE INCOME AND RETAINED EARNINGS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                            2000          1999
                                                        ----------    ----------
Revenues:
    Rentals                                             $8,151,360    $7,887,860
    Other income                                            37,010        21,046
                                                        ----------    ----------
                                                         8,188,370     7,908,906
                                                        ----------    ----------
Expenses:
    Wages and related costs                              1,938,647     1,829,872
    Real estate taxes                                      545,960       600,264
    Utilities                                            1,845,012     1,368,529
    Maintenance, repairs and decorating                  1,080,372       882,301
    Depreciation and amortization                          349,584       406,561
    Mortgage and other interest                            399,971       408,030
    Management and administrative fee                      723,725       724,926
    Provision for doubtful accounts                          2,270        18,730
    Miscellaneous operating and general expenses         1,233,500     1,210,631
                                                        ----------    ----------

                                                         8,119,041     7,449,844
                                                        ----------    ----------

Income before income taxes                                  69,329       459,062

Provision for income taxes                                  47,000       224,000
                                                        ----------    ----------

Net income and comprehensive income                         22,329       235,062

Retained earnings at beginning of the period             1,489,479     1,278,583
                                                        ----------    ----------

Retained earnings at end of the period                  $1,511,808    $1,513,645
                                                        ==========    ==========

Earnings per share                                      $     0.15    $     1.59
                                                        ==========    ==========

In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at September 30, 2000 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                                   FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER, 2000 AND 1999
                                   (UNAUDITED)

                                                                   2000          1999
                                                                ---------    -----------
Cash flows from operating activities:
   Net income                                                   $  22,329    $   235,062
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                 349,584        406,561
    Provision for bad debts                                         2,270         18,730
    Deferred income taxes                                         (20,000)       (48,000)
    Changes in assets (increase) decrease:
      Accounts receivable                                             937          2,267
      Other receivables                                           136,501        135,487
      Prepaid expenses                                            480,764        738,008
      Other assets                                                  1,135              0
    Changes in liabilities increase (decrease):
      Accounts payable and accrued expenses                      (264,782)      (329,071)
      Unearned rental income                                       12,712         48,434
        Other liabilities                                               0       (170,707)
                                                                ---------    -----------
      Net cash provided by operating activities                   721,450      1,036,771
                                                                ---------    -----------

Cash Flows From Investing Activities:
    Interest earned on reserve fund investments                    (3,786)        (5,384)
    Capital expenditures                                         (712,302)      (410,490)
    Contributions of cash from operations to replacement fund    (686,610)      (748,320)
    Reimbursement of expenditures paid by housing company
      from replacement fund                                       778,354        517,708
                                                                ---------    -----------
    Net cash used in investing activities                        (624,344)      (646,486)
                                                                ---------    -----------

Cash flows from financing activities:
    Payments on long-term debt                                    (71,852)       (66,017)
    Payments on capital lease obligation                           (4,419)        (6,304)
                                                                ---------    -----------
    Net cash used in financing activities                         (76,271)       (72,321)
                                                                ---------    -----------

Net increase in cash                                               20,835        317,964
Cash at beginning of period                                       517,751         92,956
                                                                ---------    -----------
Cash at end of period                                           $ 538,586    $   410,920
                                                                =========    ===========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
    Interest                                                    $ 400,000    $   390,000
                                                                =========    ===========

    Income taxes                                                $ 192,000    $   186,000
                                                                =========    ===========

In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at September 30, 2000 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                           KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

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

      Expenditures for maintenance and repairs are charged to operations as incurred. Upon sale or retirement of property, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in operations for the year. Depreciation expense was approximately $339,000 and $396,000 for the nine months ended September 30, 2000 and 1999, respectively.

      INCOME TAXES

      Deferred tax assets and liabilities reflect the tax consequences on future years of differences between the tax bases of assets and liabilities, and their financial reporting amounts, using enacted tax rates in effect for the year in which the differences are expected to reverse.

                           KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

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

                           KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 3 - REPLACEMENT, PAINTING AND DECORATING FUNDS

      Maintenance of these funds is requested by the Commissioner of Housing and Community Renewal of the State of New York. These funds were comprised of the following at September 30, 2000:

Cash                                                                   $ 271,922
                                                                       =========

NOTE 4 - LONG-TERM DEBT

      On January 31, 1997, the Company entered into an extension and modification agreement with The Greater New York Savings Bank, now known as Astoria Federal Savings Bank (the "Bank") for the principal amount of $6,300,000. The mortgage is payable in monthly installments of $50,729, inclusive of interest at the rate of 8 1/2% per annum, and is due on February 1, 2007. On the maturity date, the Company may pay the remaining principal balance, or extend the term of the mortgage for an additional five (5) years. The mortgage is collateralized by land, buildings and boilers. The aggregate maturities for long-term debt for the five years after September 30, 2000 are approximately $103,000, (2001); $112,000,
      (2002); $122,000, (2003); $133,000 (2004); and $145,000,(2005);
      $5,379,000, (thereafter).

NOTE 5 - DIVIDENDS PAYABLE AND CAPITAL STOCK

      The holders of the Company's capital stock cannot at any time receive, in repayment of their investment, any sums in excess of the par value of the stock together with cumulative dividends at the rate of 6% of par value per annum (without interest). Any surplus in excess of such amounts upon dissolution reverts to the public authorities.

      Cumulative dividends unpaid to September 30, 2000 amounted to $608,735 or approximately $4.13 per share and unpaid to September 30, 1999 amounted to $589,712 or approximately $4.00 per share. Dividends amounting to $19,023 were declared during 1979, but were not paid as of September 30, 2000. Such dividends were approved by the DHCR. No dividends were declared or paid in 2000 or 1999.

NOTE 6 - INCOME TAXES

      The provision for income taxes for the nine months ended September 30, 2000 and 1999 consist of the following:

                                                      2000               1999
                                                    --------          ---------
Current Taxes
       Federal                                      $ 46,000          $ 212,000
       New York City                                  21,000             60,000
                                                    --------          ---------
       Total                                          67,000            272,000
                                                    --------          ---------

Deferred Taxes
       Federal                                       (16,000)           (39,000)
       New York City                                  (4,000)            (9,000)
                                                    --------          ---------
       Total                                         (20,000)           (48,000)
                                                    --------          ---------

Provision For Income Taxes                          $ 47,000          $ 224,000
                                                    ========          =========

                           KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 6 - INCOME TAXES - (continued)

      The provision for income taxes differs from amounts computed at statutory rates as follows:

                                                            2000          1999
                                                          -------       --------
Federal income taxes at statutory rate                    $24,000       $156,000

New York City corporation tax -
net of federal benefit                                     21,000         39,000
Other, net                                                  2,000         29,000
                                                          -------       --------
Total                                                     $47,000       $224,000
                                                          =======       ========

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 2000, the net deferred tax assets of $380,000, were included in the Company's balance sheet as follows.

Deferred tax asset, net - current                                       $ 74,000
Deferred tax asset, net - long term                                      306,000
                                                                        --------
Deferred tax asset, net                                                 $380,000
                                                                        ========

      Significant components of the Company's net deferred tax asset at September 30, 2000 are as follows:

Tax effects of:
  Accounts receivable                                                 $ 132,000
  Unearned rental income                                                 17,000
  Buildings and building equipment                                      612,000
                                                                      ---------
Gross deferred tax asset                                                761,000
  Valuation allowance                                                  (381,000)
                                                                      ---------
Net deferred tax asset                                                $ 380,000
                                                                      =========

      Management believes that a valuation allowance is appropriate given the current estimates of future taxable income, as well as consideration of available tax planning strategies. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However, if the Company achieves profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income. The net change in the valuation allowance for the nine months ended September 30, 2000 was an increase of $21,000.

NOTE 7 - MANAGEMENT FEE

      The management fee, set by DHCR, was paid to Cherry Green Property Corp., (Cherry Green), the owner of approximately 95% of the outstanding shares of the Company. Such fee is reviewed and may be adjusted annually, effective July 1 of each year, by the DHCR.

                           KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

      On September 2, 1999, the DHCR approved an increase in the management fee of approximately 1.4% effective July 1, 1999.

NOTE 8 - PENSION PLAN

      Certain employees of the Company are covered under a union sponsored, multi-employer defined benefit pension plan. This plan is not administered by the Company and contributions are determined by the union. The Company's contributions for this plan were approximately $71,000 and $59,000 for the nine months ended September 30, 2000 and 1999 respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

      The Company in accordance with the Modification Agreement with its Bank dated January 30, 1997 (Note 4), has made a commitment to complete asbestos abatement work and lead paint remediation work of approximately $425,000. As of September 30, 2000, the commitment has been fulfilled. The costs of any additional asbestos abatement or lead paint remediation, if necessary, cannot be determined at this time.

NOTE 10- RENTAL INCOME

      During December 1998, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 3.3% was effective February 1, 1999. The second increase of approximately 3.2% was effective April 1, 2000.

NOTE 11- PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Prepaid expenses and other current assets in the accompanying balance sheet at September 30, 2000 are as follows:

Escrow Account                                                          $248,305
Employee Loans                                                             1,000
Prepaid:
  Insurance                                                              148,817
  Real Estate Taxes                                                      197,063
  Supplies                                                                93,397
  Federal Corporation Income Taxes                                       104,000
  NYC Corporation Taxes                                                   21,000
  Expenses - Other                                                        14,405
                                                                        --------
       TOTAL                                                            $827,987
                                                                        ========

                                   FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC
                     MANAGEMENTS DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

Liquidity - As of September 30, 2000, the Registrant has a working capital deficit of approximately $929,000. During December 1998, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 3.3% was effective February 1, 1999. The second increase of approximately 3.2% was effective April 1, 2000.

Capital resources - The Registrant has set aside funds for capital improvements and repairs amounting to approximately $272,000 as of September 30, 2000.

Results of operations - During the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, total revenues increased by approximately $279,000 or approximately 3.5%, due primarily to the two step rent increase which was effective February 1, 1999 and April 1, 2000.

Operating expenses increased by approximately $669,000 or approximately 9.0% during the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999. This is primarily attributable to increases in wages and related costs, utilities, maintenance, repairs and decorating expense and miscellaneous operating and general expenses offset by reductions in real estate taxes and depreciation and amortization. Wages and related costs increased by approximately $108,000 or approximately 5.9%, primarily due to increases in union wage rates, union pension rates and related payroll taxes. Utilities increased by approximately $476,000 or approximately 34.8%, primarily due to significant increases in the prices of fuel oil and electricity in 2000 as compared to 1999. Maintenance, repairs and decorating expense increased by approximately $198,000 or approximately 22.4% primarily due to increases in electrical repairs, structural expenses, painting and decorating, supplies and grounds expenses, offset by decreases in heating, plumbing and elevator repairs. Miscellaneous operating and general expenses increased by approximately $23,000 or approximately 1.9%, primarily due to increases in legal and consulting fees. The increase in legal fees was attributable to a corresponding reduction in the assessed valuation of the properties for the tax year ended June 30, 2000. Real estate taxes decreased by approximately $54,000 or approximately 9.0% due to a decrease in the property's assessed value for the tax year ended June 30, 2000. Depreciation and amortization decreased by approximately $57,000 or approximately 14.0% due to the fact that the majority of the fixed assets are in the latter part of their useful lives. The provision for taxes decreased by approximately $177,000 or approximately 79.0%, primarily due to a decrease in income before taxes (see Note 6 to the financial statements pages 8 and 9.)

                                   FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC
                     MANAGEMENTS DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

      PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            None.

      (b)   Reports on Form 8-K.

            None.

                                   FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC
                     MANAGEMENTS DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

            SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KNICKERBOCKER VILLAGE, INC.:


Dated: November 14, 2000                By: S/ROBERT GERSHON
                                         ---------------------------------------
                                        ROBERT GERSHON,
                                        Vice President and Treasurer


Dated: November 14, 2000                By: S/MELVIN GERSHON
                                            ------------------------------------
                                        MELVIN GERSHON,
                                        Secretary