Form 10KSB
period 2000-12-31
KNICKERBOCKER VILLAGE INC
filed 2001-03-30
CIK 56396

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000
                           Commission File No. 0-1322


                           KNICKERBOCKER VILLAGE, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

      NEW YORK                                         13-0924285
----------------------------------------   -------------------------------------
State or other jurisdiction of             IRS Employer Identification No.
incorporation ororganization

10 Monroe Street, New York, New York                     10002
----------------------------------------   -------------------------------------
(Address of principal Executive Offices)                Zip Code

Registrant's Telephone Number, including Area Code:
(212) 227-0955

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
Title of each class                              on which registered
-------------------                              -------------------

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

                                 Yes |X|    No |_|

      State Registrant's revenues for its most recent fiscal year: $10,966,595

      State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 2001. Approximately $16,000 which is based on par value of the voting stock. No active trading market exists for the Registrant's Capital Stock.

      Indicate the number of shares outstanding of each of the Issuer's classes of Common Stock, as of February 28, 2001.

      Capital Stock, $2.15 par value - 147,464 Shares

DOCUMENTS INCORPORATED BY REFERENCE - NONE

Transitional Small Business Disclosure Format:

                                 Yes |_|     No |X|

                           KNICKERBOCKER VILLAGE, INC.


                       INDEX TO FORM 10-KSB - PARTS I - IV


                                                                        PAGE NO.
                                                                        --------
PART    I -

         Item 1.  DESCRIPTION OF BUSINESS................................. 4-6

         Item 2.  DESCRIPTION OF PROPERTIES............................... 7

         Item 3.  LEGAL PROCEEDINGS....................................... 8

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS................................................. 8

PART II -

         Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS......................... 10

         Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                  PLAN OF OPERATION....................................... 10-12

         Item 7.  FINANCIAL STATEMENTS.................................... 12

         Item 8.  CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE.............................................. 12

PART  III -

         Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH 16(a)
                  OF THE EXCHANGE ACT..................................... 13

        Item 10.  EXECUTIVE COMPENSATION.................................. 14

        Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT................................... 15

        Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......... 16


PART IV -

        Item 13.  EXHIBITS AND REPORTS ON FORM 8-K........................ 16

                                     PART I


ITEM 1 DESCRIPTION OF BUSINESS


The Registrant is a "limited dividend housing corporation" created and formed under the New York Private Housing Law on September 5, 1933. The Registrant owns a housing development located at the corners of Monroe, Market, Catherine and Cherry Streets in Manhattan, New York. The properties are managed by Cherry Green Property Corp., the Managing Agent, and is subject to the supervision of the New York State Division of Housing and Community Renewal ("DHCR"), which must approve all management fees and rent increases and contracts in excess of $30,000. (See "Item 12-Certain Relationships and Related Transactions"). Dividends to stockholders are limited by law to six percent (6.0%) of par value on a cumulative basis. The Registrant has not paid any dividends since 1968. As a result, the cumulative dividends unpaid through December 31, 2000, amounted to approximately $608,735 or approximately $4.13 per share. (See Note 6 of Notes to Financial Statements). No dividends were declared or paid during 2000 or 1999. In the event of liquidation, stockholders cannot receive more than the cumulative unpaid dividends, plus the amount of their original investment. Any surplus in excess of such amounts reverts to public authorities.

The Registrant's properties are managed by Cherry Green Property Corp., pursuant to a Management Contract approved by the DHCR. Cherry Green Property Corp. is a real estate management company, which manages and administers real estate. Cherry Green Property Corp. is the record and beneficial owner of over ninety-five percent (95.0%) of the Registrant's outstanding shares. During 2000, the Registrant paid Cherry Green Property Corp. a management fee approved by the DHCR in the amount of approximately $984,000 compared to approximately $966,000 paid in 1999. (See Exhibit 10.1 annexed hereto and Note 8 of Notes to Financial Statements.) The Registrant employs fifty-four (54) persons, all of whom are full-time employees.

In December 1998, the Company received a two-step rent increase, which was approved by the DHCR. The first increase of approximately 3.3% became effective February 1, 1999. The second increase became effective on April 1, 2000. Accordingly, net rental income in 2000 increased by approximately $390,000 or approximately four percent (4%) over 1999 amounts, primarily due to the two step rent increase referred to above and corresponding increases in surcharges and other charges to tenants. Other income in 2000, decreased by approximately $42,000 or approximately fifty two percent (52%) primarily due to real estate tax refunds received from the City of New York in the 1999, which resulted from a reduction in the assessed valuation of the Company's properties for the fiscal year ended June 30, 1999. Operating expenses for 2000 increased by approximately $711,000 or approximately seven percent (7%), due to increases in wages and related costs, real estate taxes, utilities, maintenance, repairs and decorating and management and administrative fees offset by decreases in depreciation and amortization, mortgage and other interest, miscellaneous operating and general expenses and the provision for doubtful accounts. Wages and related costs increased by approximately $139,000 or approximately six percent (6%) in 2000 as compared to 1999. The increase was attributable to an increase in wages and related payroll taxes of approximately $119,000 primarily due to increases in union wage rates, and an increase in employee benefits of approximately $20,000 primarily due to increases in union pension rates. Real estate taxes increased by approximately $41,000 or approximately six percent (6%) in 2000 as compared to 1999 due to an increase in the property's assessed value for the tax years ended June 30, 2000 and 2001. Utilities increased by approximately $539,000 or approximately twenty nine percent (29%) in 2000 as compared to 1999, primarily due higher crude oil prices in 2000, which increased fuel oil expenses by approximately $326,000, increases in electricity expense of approximately $338,000 offset by a decrease in water and sewer expense of approximately $126,000. Maintenance, repairs and decorating increased by approximately $108,000 or approximately eight percent (8 %) in 2000 as compared to 1999. This increase was attributable to increases in electrical, structural, painting, supplies, compactor maintenance and grounds expenses of approximately $218,000 offset by decreases in plumbing, elevator, heating expense of approximately $110,000. The increase in painting was primarily attributable to a higher demand for painting jobs in 2000 compared to 1999 amounting to an increase of approximately $107,000 in 2000 compared to 1999. Management and administrative fee increased by approximately $18,000 or approximately two percent (2%) in 2000 as compared to 1999, primarily due to increases in the management fee of 1.44 % effective July 1, 1999 and 3.33% effective July 1, 2000, respectively, which were approved by the DHCR. (See Note 8 to the financial statements, Page F-11 and F-12)

Depreciation and amortization decreased by approximately $71,000 or approximately thirteen (13%) in 2000 as compared to 1999 due to the fact that the majority of the fixed assets are in the latter part of their useful lives. Mortgage and other interest decreased by approximately $13,000 or approximately two percent (2%) in 2000 as compared to 1999, primarily due to a lower principal balance in 2000 as compared to 1999. Miscellaneous operating and general expenses decreased by approximately $38,000 or approximately two percent (2%) in 2000 as compared to 1999, primarily due to decreases in dues and consulting expenses of approximately $48,000 offset by increases in professional fees and social services of approximately $10,000. The decrease in dues and consulting is due to consulting fees incurred in 1999 amounting to approximately $87,000 pertaining to rebates received from Con Edison for erroneous billings. The provision for doubtful accounts decreased by approximately $11,000 or approximately eighty three percent (83%) in 2000 as compared to 1999, primarily due to improved collectibility of accounts receivable. The provision for income taxes decreased by approximately $160,000 or approximately seventy nine percent (79%) in 2000 as compared to 1999, primarily to a decrease in income before income taxes.

                             RE-FINANCE OF MORTGAGE

On January 31, 1997 (the "Closing Date"), Registrant entered into a Consolidation, Modification and Extension Agreement, (the "Loan Agreement"), with The Greater New York Savings Bank now known as Astoria Federal Savings Bank (the "Bank" or "Mortgage Lender") (capitalized terms not otherwise defined herein are used herein as set forth in the Loan Agreement) relating to a loan in the principal amount of $6,300,000 (the "Loan Amount"), with a ten (10) year term, (with a five year option to extend the loan as described below) with interest at eight and one-half percent (8 1/2%) per annum. At the time of closing, the principal balance due on the existing mortgage was $5,994,529.72. The mortgage increase of $305,470.28 was evidenced by the "Gap" Mortgage and "Gap" Note. The current monthly principal and interest under the Note is $50,729.32. The Loan Agreement provides that the Loan Amount will be repaid at the aforesaid interest rate in equal monthly installments sufficient to repay the Loan Amount in twenty-five (25) years. The Loan Agreement has been approved by the DHCR. Principal payments due on the Mortgage for the next two (2) years are approximately: $105,000 (2001); and $115,000 (2002). As a result of the refinancing, annual payments of principal and interest due the Bank, were reduced by approximately $155,000 per annum. Prepayment may be made by the Registrant with thirty (30) days prior written notice to the Bank with a prepayment penalty of: 5% of the outstanding principal balance if prepaid during the first, second or third year of the initial term or the first year of any extended term; 4% of the outstanding principal balance if prepaid during the fourth, fifth or sixth year of the initial term or the second year of any extended term; 3% of the outstanding principal balance if prepaid during the seventh or eighth year of the initial term or the third year of any extended term; 2% of the outstanding principal balance if prepaid during the ninth year of the initial term or the fourth year of any extended term; 1% of the outstanding principal balance if prepaid during the first six months of the tenth year of the initial term or the first six months of the fifth year of any extended term; and there shall be no prepayment penalty during the last six months of the tenth year of the initial term or the last six months of the fifth year of any extended term.

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

ITEM 2 DESCRIPTION OF PROPERTIES

The Registrant's property consists of twelve (12) apartment buildings, eleven
(11) of which are twelve (12) stories high and one which is ten (10) stories high, constructed in 1934 at Monroe and Catherine Streets in New York City and consisting of approximately 6,000 rooms in approximately 1,600 apartments with commercial stores on the ground floor of some of the buildings. The Registrant believes that such premises are in satisfactory condition and are suitable for use as residential dwellings and commercial units, as applicable. The buildings, land and boiler are subject to a mortgage in the principal amount of approximately $5,969,000 owing at December 31, 2000. (See Item 1 above and Note 4 to Financial Statements.)

Management believes that the Registrant's properties are adequately covered by insurance.

The Registrant's residential properties have an occupancy rate of approximately ninety-nine (99%) percent. No tenant occupies ten (10%) percent or more of the rentable square footage of the properties. The Registrant's properties are principally used for rental of residential apartments for low to middle income families. The Registrant has approximately $847,000 in monthly revenue from residential space, with an average effective annual rental per room of approximately $139.00 for the year ended December 31, 2000. The average apartment is three and one-half (3 1/2) rooms. Annual revenues from residential leases was approximately $10,174,000 for the year ended December 31, 2000. Residential leases of which there are approximately sixteen hundred (1600), are generally renewed, subject to the terms of the applicable leases and compliance by the tenants with same. The total annual rental income on fifteen (15) commercial leases for the year ended December 31, 2000, was approximately $321,000. Accordingly, gross annual revenue for 2000 from residential leases was ninety three percent (93%) compared to three percent (3%) of gross annual revenue from commercial leases.

Real estate taxes on the Registrant's properties were approximately $749,000, for the year ended December 31, 2000. The tax rate for the 2000 tax year was approximately eleven percent (11%).

The Registrant's estimated replacement, repairs and renovation budget and status of projects for January 1, 2001 to December 31, 2000 ("2001 Projects") and January 1, 2000 to December 31, 2000 ("2000 Projects") are as follows:

                                Capital Budget
                                   Year 2001

                Plumbing Replacement                 $  300,000
                Waterproofing/Terrace Roofs             200,000
                Oil Tank Replacement                    150,000
                Entry Gate Project                      200,000
                Window Bar Project                      100,000
                Handicap Entrances                       50,000
                Consultant Fees (est.)                   60,000
                                                    -----------
                                            TOTAL:   $1,060,000

                                   Year 2002

                Plumbing Replacement                    200,000
                Waterproofing/Terrace Roofs             200,000
                Oil Tanks Replacement                   150,000
                Entry Gate Project                      200,000
                Handicap Entries                         50,000
                Appliance Reimbursements                 80,000
                Consultant Fees (est.)                   60,000
                                                     ----------
                                           TOTAL:    $  940,000

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


ITEM 3 LEGAL PROCEEDINGS

      None.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      None.

      On September 20, 2000, the Board of Directors of the Company approved, among other things, the following actions, which are subject to shareholder approval (which is assured since Cherry Green Property Corporation owns over 95% of the outstanding stock in the Corporation):

            A proposal (the "Reverse-Split Proposal" or the "Reverse Split") authorizing, an amendment to the Company's Restated Certificate of Incorporation to effect a reverse stock split of the Company's outstanding shares of common stock, par value $2.15 (the "Common Stock" or the "Shares"), on the basis of one (1) new share of Common Stock ("New Common Stock") for each four thousand (4,000) shares of outstanding Common Stock ("Old Common Stock"). After the Reverse Split, all minority Shareholders will own less than one (1) Share and shall receive $6.28 per share of Old Common Stock owned prior to the Reverse Split. Minority Shareholders will receive $6.28 for their fractional share of New Common Stock based upon a repurchase price calculated at $2.15 per each Share of Old Common Stock plus $4.13 per share of cumulative unpaid dividends. There are approximately 6,730 Shares of Old Common Stock outstanding that are not owned by Cherry Green. Approval of the Reverse-Split Proposal by Shareholders requires the affirmative vote of the holders of a majority of the outstanding Shares of the Common Stock. Since Cherry Green owns over ninety five percent (95%) of the outstanding Shares of the Company, approval of this proposal is assured. The Company has filed a Preliminary Proxy Statement and anticipates submitting a Reverse Stock Split Proposal to its shareholders within thirty (30) days of the date of the filing.

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

No dividends have been paid since 1968. The holders of Capital Stock cannot, at any time, receive repayment of their investment in excess of the par value of the stock, together with cumulative unpaid dividends at the rate of 6.0% of par value ($2.15 per share) per annum (without interest). Dividends amounting to $19,023 were declared during 1979, but were not paid as of December 31, 1999. No dividends were declared or paid in 1999 or 2000. Cumulative dividends unpaid as of December 31, 1999 and December 31, 2000 amounted to approximately $590,000 and $609,000 (approximately $4.00 and $4.13 per share), respectively. (See Note 6 of Notes to Financial Statements.)

There are approximately 340 holders of record of the Registrant's Capital Stock as of March 1, 2001.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

a) Liquidity - As of December 31, 2000, the Registrant had a working capital deficiency of approximately $1,320,000. At December 31, 1999, the Registrant had a working capital deficiency of approximately $581,000. The working capital deficiency at December 31, 2000 includes a liability for capital improvements and maintenance expenses of approximately $416,000, which will be funded in 2001 by the Company's funds for replacement reserves. In December 1998, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 3.3% was effective February 1, 1999. The second increase of approximately 3.2% became effective April 1, 2000. (See Note 11 to the financial statements, Page F-12). In addition, on March 20, 2001, the Company received an additional two step increase, which was approved by the DHCR. The first increase of approximately 8.8% becomes effective May 1, 2001. The second increase of approximately 8.1% will become effective May 1, 2002. (See Note 14 to the financial statements, Page F-13). Subject to unforeseen circumstances, the aforementioned rent increases will increase the future liquidity of the Registrant.

b) Capital Resources - The Registrant has set aside funds for capital improvements and repairs amounting to approximately $436,000 and $360,000 as of December 31, 2000 and 1999. (See Note 3 to the financial statements, Page F-9).

c) Results of Operations - In December 1998, the Company received a two-step rent increase, which was approved by the DHCR. The first increase of approximately 3.3% became effective February 1, 1999. The second increase became effective on April 1, 2000. Accordingly, net rental income in 2000 increased by approximately $390,000 or approximately four percent (4%) over 1999 amounts, primarily due to the two step rent increase referred to above and corresponding increases in surcharges and other charges to tenants. Other income in 2000, decreased by approximately $42,000 or approximately fifty two percent (52%) primarily due to real estate tax refunds received from the City of New York in the 1999, which resulted from a reduction in the assessed valuation of the Company's properties for the fiscal year ended June 30,

1999. Operating expenses for 2000 increased by approximately $711,000 or approximately seven percent (7%), due to increases in wages and related costs, real estate taxes, utilities, maintenance, repairs and decorating and management and administrative fees offset by decreases in depreciation and amortization, mortgage and other interest, miscellaneous operating and general expenses and the provision for doubtful accounts. Wages and related costs increased by approximately $139,000 or approximately six percent (6%) in 2000 as compared to 1999. The increase was attributable to an increase in wages and related payroll taxes of approximately $119,000 primarily due to increases in union wage rates, and an increase in employee benefits of approximately $20,000 primarily due to increases in union pension rates. Real estate taxes increased by approximately $41,000 or approximately six percent (6%) in 2000 as compared to 1999 due to an increase in the property's assessed value for the tax years ended June 30, 2000 and 2001. Utilities increased by approximately $539,000 or approximately twenty nine percent (29%) in 2000 as compared to 1999, primarily due higher crude oil prices in 2000, which increased fuel oil expenses by approximately $326,000, increases in electricity expense of approximately $338,000 offset by a decrease in water and sewer expense of approximately $126,000. Maintenance, repairs and decorating increased by approximately $108,000 or approximately eight percent (8 %) in 2000 as compared to 1999. This increase was attributable to increases in electrical, structural, painting, supplies, compactor maintenance and grounds expenses of approximately $218,000 offset by decreases in plumbing, elevator, heating expense of approximately $110,000. The increase in painting was primarily attributable to a higher demand for painting jobs in 2000 compared to 1999 amounting to an increase of approximately $107,000 in 2000 compared to 1999. Management and administrative fee increased by approximately $18,000 or approximately two percent (2%) in 2000 as compared to 1999, primarily due to increases in the management fee of 1.44 % effective July 1, 1999 and 3.33% effective July 1, 2000, respectively, which were approved by the DHCR. (See Note 8 to the financial statements, Page F-11 and F-12)

Depreciation and amortization decreased by approximately $71,000 or approximately thirteen (13%) in 2000 as compared to 1999 due to the fact that the majority of the fixed assets are in the latter part of their useful lives. Mortgage and other interest decreased by approximately $13,000 or approximately two percent (2%) in 2000 as compared to 1999, primarily due to a lower principal balance in 2000 as compared to 1999. Miscellaneous operating and general expenses decreased by approximately $38,000 or approximately two percent (2%) in 2000 as compared to 1999, primarily due to decreases in dues and consulting expenses of approximately $48,000 offset by increases in professional fees and social services of approximately $10,000. The decrease in dues and consulting is due to consulting fees incurred in 1999 amounting to approximately $87,000 pertaining to rebates received from Con Edison for erroneous billings. The provision for doubtful accounts decreased by approximately $11,000 or approximately eighty three percent (83%) in 2000 as compared to 1999, primarily due to improved collectibility of accounts receivable. The provision for income taxes decreased by approximately $160,000 or approximately seventy nine percent (79%) in 2000 as compared to 1999, primarily to a decrease in income before income taxes.

In December 1998, the Company received a two-step rent increase, which was approved by the DHCR. The first increase of approximately 3.3% became effective February 1, 1999. The Company deferred the second increase from February 1, 2000 to April 1, 2000. Accordingly, net rental income in 1999 increased by approximately $380,000 or approximately four percent (4%) over 1998 amounts, primarily due to the two step rent increase referred to above and corresponding increases in surcharges and other charges to tenants. Other income in 1999, increased by approximately $71,000 or approximately six hundred thirty three percent (633%) primarily due to real estate tax refunds received from the City of New York, which resulted from a reduction in the assessed valuation of the Company's properties for the fiscal year ended June 30, 1999. Operating expenses for 1999 increased by approximately $346,000 or approximately four percent (4%), due to increases in wages and related costs, utilities, maintenance, repairs and decorating and miscellaneous operating and general expenses, offset by decreases in real estate taxes, mortgage and other interest, management and administrative fee, and the provision for doubtful accounts. Wages and related costs increased by approximately $65,000 or approximately three percent (3%) in 1999 as compared to 1998. The increase was attributable to an increase in wages and related payroll taxes of approximately $52,000 primarily due to increases in union wage rates, and an increase in employee benefits of approximately $12,000 primarily due to increases in union pension rates. Utilities increased by approximately $221,000 or approximately fourteen percent (14%), primarily due to higher crude oil prices in 1999, which increased fuel oil and gas expenses by approximately $53,000, increases in water charges of approximately $25,000 and increases in electricity expense of approximately $143,000. The increase in electricity expense was primarily due to a refund of $128,000 received from Con Edison, which reduced the 1998 expense. Maintenance, repairs and decorating increased by approximately $65,000 or approximately five percent (5 %) in 1999 as compared to 1998. This increase was attributable to increases in heating, plumbing, supplies and grounds expenses of approximately $163,000 offset by decreases in elevator maintenance, rubbish removal, compactor maintenance, painting and structural expense of approximately $98,000. The increase in plumbing was primarily attributable to repairs of the building's sanitary and storm sewers of approximately $61,000. Miscellaneous operating and general expenses increased by approximately $125,000 or approximately eight percent (8%) in 1999 as compared to 1998, primarily due to increases in legal fees of approximately $77,000, security expenses of approximately $42,000 and insurance expense of approximately $37,000, offset by decreases in accounting and consulting fees approximately $21,000. The increase in legal fees was primarily attributable to fees incurred in connection with obtaining a reduction in real estate taxes for the fiscal years ended June 30, 1999 and 2000.

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

ITEM 7 FINANCIAL STATEMENTS

      Information required by this Item is attached to this Report as pages F-1 through F-13following Part IV, Item 13.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III


ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)OF THE EXCHANGE ACT

                              Position with    Held   Principal
Name                    Age   Registrant       Since  Occupation
----                    ---   ----------       -----  ----------
Irene Pletka (1)(2)      59   President and    1977   Commercial Photographer
                              Director

Peter Pletka (1)(2)      63   Vice President   1992   Physician

Howard Kestenberg (3)    44   Director         1992   Real Estate Entrepreneur

Robert Gershon (2) (4)   64   Director, Vice   1977   Principal in the firm of Carl
                              President and           Gershon & Co., a Real Estate
                              Treasurer               Brokerage.

Melvin Gershon (2) (4)   58   Director and     1977   Principal in the firm of Carl
                              Secretary               Gershon & Co.

Loretta Jefferson        58   Director         1998   Housing Management
                                                      Representative, New York State
                                                      Division of Housing and
                                                      Community Renewal.

---------------------------
(1)   Dr. Peter Pletka and Mrs. Irene Pletka are husband and wife.

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

            Management believes that Cherry Green Property Corp. has made all requisite filings of Form 3, 4 and 5 required to be filed under 16(a) of the Exchange Act relating to the

            Registrant during the two (2) fiscal years ended December 31, 1999 and 2000, respectively.


ITEM 10 EXECUTIVE COMPENSATION

      During the year ended December 31, 2000, no officer or director of the Registrant received any compensation from the Registrant for his or her services. The Registrant did not grant or award stock options, stock appreciation rights or long-term incentive plans to any of its executive officers in the last fiscal year. The Registrant does not presently maintain a pension plan or other retirement plan for its named executive officers.

      The housing complex owned by the Registrant is managed by Cherry Green Property Corp., pursuant to a management contract approved by the DHCR. Cherry Green was granted increases in its management fee of 1.4% and 3.3%, effective July 1, 1999 and July 1, 2000, respectively, pursuant to a Contract for Managing Agents Extension Agreement, approved by the DHCR on July 1, 2000. (See Exhibit 10.1 annexed hereto.) Such fee is reviewed and adjusted annually effective July 1 of each year, by the DHCR. Cherry Green Property Corp. owns over 95.0% of the Registrant's Capital Stock. Several officers and directors of Cherry Green Property Corp. are officers and directors of the Registrant. (See Item 9 herein). During 2000, the Registrant paid Cherry Green Property Corp. a management and administrative fee of approximately $984,000. Such fee was approved by the DHCR. (See Items 1, 9, 11 and 12 and Note 8 of Notes to Financial Statements.)

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      (a) Security Ownership of Certain Beneficial Owners. Following is a list of those persons known by the Registrant to be the beneficial owners of more than 5% of the outstanding Capital Stock of the Registrant as of December 31, 2000:

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

      (b)   Security Ownership of Management

            As of December 31, 2000, no Directors or Officers owned any shares of the Registrant's Limited Dividend Capital Stock, $2.15 par value. However, the following Officers and Directors of the Registrant own of record and beneficially that percentage of Common Stock of Cherry Green Property Corp. as set forth below:

                                                       Percent Owned of Cherry
Name                      Position with Registrant       Green Property Corp.
----                      ------------------------       --------------------

Irene Pletka (1)          Director and President                 28.3

Peter Pletka (1)          Vice President                         25.3

Howard Kestenberg         Director                               18.3

Robert Gershon (2)        Director, Vice President                9.6
                          and Treasurer

Melvin Gershon (2)        Director and Secretary                  6.3

----------------------
(1) Such shares of Cherry Green Property Corp. are owned collectively by Dr. and Mrs. Pletka.

(2)   Robert Gershon and Melvin Gershon are brothers.


      (c)   Change in control.

            There are no known arrangements, the application of which may at a subsequent date result in a change in control of the Registrant.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Registrant is managed by Cherry Green Property Corp., the owner of over 95% of the Registrant's outstanding Capital Stock. Several officers and directors of the Registrant are shareholders, officers and directors of Cherry Green Property Corp. (See Items 1, 9, 10 and 11 herein). During 2000, the Registrant paid Cherry Green Property Corp. a management and administrative fee of approximately $984,000. Such fee was approved by the DHCR pursuant to a contract, with increases effective July 1, 1999 and July 1, 2000. (See Exhibit 10.1 annexed hereto) (See Note 8 of Notes to Financial Statements).


                                     PART IV

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

      (a)   The list of Financial Statements and Notes required by Item 7 and by
            Item 13(a) are set forth on pages F-1 through F-13 attached hereto.

      (b)   Reports on Form 8-K:

      None.

      (c)   Exhibits:

            10.1 - Contract for Managing Agent Extension Agreement, dated as of July 1, 2000, by and between Knickerbocker Village, Inc. and Cherry Green Property Corp. and approved by the New York State Division of Housing and Community Renewal.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

 (Registrant):              KNICKERBOCKER VILLAGE, INC.:
--------------------------------------------------------------------------------


By: (Signature and Title) :S/ROBERT GERSHON
--------------------------------------------------------------------------------
                            ROBERT GERSHON, Director and Treasurer

Dated: March 27, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


(Signature and Title) :S/IRENE PLETKA
--------------------------------------------------------------------------------
                       IRENE PLETKA, Director and President

Dated: March 27, 2001


(Signature and Title) :S/PETER PLETKA
--------------------------------------------------------------------------------
                       PETER PLETKA, Vice President

Dated: March 27, 2001


(Signature and Title) :S/MELVIN GERSHON
--------------------------------------------------------------------------------
                       MELVIN GERSHON, Director and Secretary

Dated: March 27, 2001

                                  EXHIBIT 10.1

Agreement made as of the first day of July, 2000 by and between knickerbocker Village, Inc., Owner, and Cherry Green Property Corp. Managing Agent of the premises known as Knickerbocker Village.

Whereas, the parties have originally entered into a Contract for Managing Agents as of July 1, 1983, with subsequent extension to June 30, 2000 and wish to extend the Contract further, it is agreed that:

      1. The Contract is extended for twelve (12) months, from July 1, 2000 to June 30, 2001.

      2.    Article 5.1(a) of the Owner-Agent Agreement is amended as follows:

                  Managing Agent Fee $77,734.00 per month. This amount represents the sum of:

                  $70,139.00 the Project's Base Rate: plus

                  $ 7,595.00 the Project's Administrative Expense Fee.

      3.    Article 5.1(a) of the Owner-Agent Agreement is amended as follow:

            Site Manager Reimbursement for the year ending June 30, 2001 is $66,795.00 per year payable in equal monthly installments, in accordance with the attached schedule of salary and fringe benefits.

      4. The Management Plan |_| has |X| has not been amended. If amended, the pages on which changes have been made are attached.

      5. Unless thirty (30) days prior to the expiration of this contract, either the owner or the agent gives thirty (30) days written notice to the other party and DHCR of its intention not to renew, or DHCR gives such thirty (30) days written notice to both parties, this contract shall be extended on the same terms and conditions for an additional 12 months ending June 30, 2002. The monthly managing agent fee for the extended year shall be the fee agreed to in
            Article 5.1(a) above, modified by any DHCR authorized increments or by any lesser amount agreed to by the owner and the agent, or by other adjustments provided for by DHCR.

      6.    Other (Use attachments if necessary).

--------------------------------------------------------------------------------

We hereby certify that the information listed below is true and correct.

      a. There is a Fidelity Bond for at least 25% of the annual rent roll insuring both the Owner and the Managing Agent.

      b.    There is a current Broker's License in the name of the Managing
            Agent.

      c. The Site Manager was hired on 1/87 and |X| is currently certified by National Assn. of Home Builders or is not certified.

Owner:  Knickerbocker Village, Inc.      Agent:  Cherry Green Property Corp.
       --------------------------------- -----------------------------------
 /S/ Robert Gershon                      /S/ Robert Gershon
---------------------------------------- -----------------------------------
Signature                      Date      Signature                 Date

Robert Gershon           Treasurer       Robert Gershon, Vice President
---------------------------------------  -----------------------------------
Name/Title             (Please Type)     Name/Title    (Please Type)

--------------------------------------------------------------------------------
TO BE COMPLETED BY HOUSING COMPANY               FOR DHCR USE ONLY
|X|  accepted  |__| amended
                                         Date:12/5/00
Development Knickerbocker Village, Inc.  By: /S/ Jane Berrie
            --------------------------       -------------------------------
DHCR Number  HCLD #9                     Jane Berrie/Director Working Management
            --------------------------   ---------------------------------------
                                         Name/Title

                           KNICKERBOCKER VILLAGE, INC.

                          INDEX TO FINANCIAL STATEMENTS







Independent Auditors' Report                                        F-2

Balance Sheets                                                      F-3 to F-4

Statements of Net Income, Comprehensive Income
and Retained Earnings, Years Ended December 31, 2000 and 1999       F-5

Statements of Cash Flows,
 Years Ended December 31, 2000 and 1999                             F-6

Notes to Financial Statements                                       F-7 to F-13

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Knickerbocker Village, Inc.
10 Monroe Street
New York, New York  10002

We have audited the accompanying balance sheets of Knickerbocker Village, Inc., as of December 31, 2000 and 1999, and the related statements of net income, comprehensive income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knickerbocker Village, Inc., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


February 20, 2001                        Held, Kranzler, McCosker & Pulice, LLP
(except  for Note 14, as to which
   the date is March 20, 2001)

                           KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999

                        Assets                           2000            1999
                                                     -----------     -----------
Current Assets:
    Cash and cash equivalents                        $    90,752    $    517,751
    Accounts receivable (less allowance for
    doubtful accounts of $308,000 in 2000
     in 1999, respectively)                              133,419         119,174
    Other receivables                                     30,344         185,176
    Prepaid expenses and other current assets          1,273,471       1,308,751
    Deferred tax asset, net                               77,000          72,000
                                                     -----------     -----------
             Total Current Assets                      1,604,986       2,202,852
                                                     -----------     -----------

Special Funds And Deposits:
    Funds for replacements, painting
     and decorating                                      436,252         359,880
    Tenants' security deposits - contra                  676,043         669,628
                                                     -----------     -----------
             Total Special Funds and Deposits          1,112,295       1,029,508
                                                     -----------     -----------

Fixed Assets:
Land                                                   3,273,281       3,273,281
Buildings and Building Equipment                      17,849,238      16,830,575
                                                     -----------     -----------
                                                      21,122,519      20,103,856
    Less: Accumulated depreciation                    12,955,922      12,495,670
                                                     -----------     -----------
             Net Fixed Assets                          8,166,597       7,608,186
                                                     -----------     -----------
Other Assets:
    Deferred tax asset, net                              307,000         288,000
    Other assets                                          85,851         100,932
                                                     -----------     -----------
                                                         392,851         388,932
                                                     -----------     -----------
                      Total Assets                   $11,276,729     711,229,478
                                                     ===========     ===========

                  See accompanying notes and auditors' report.

                           KNICKERBOCKER VILLAGE, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999


         Liabilities and Stockholders' Equity             2000          1999
                                                       -----------   -----------
Current Liabilities:
    Accounts payable and accrued expenses              $ 2,744,702   $ 2,633,849
    Unearned rental income                                  54,132        24,167
    Dividends payable                                       19,023        19,023
    Income tax payable                                           0         5,600
    Current portion of long-term debt                      105,394        96,835
    Capital lease obligation                                     0         4,419
                                                       -----------   -----------
             Total Current Liabilities                   2,923,251     2,783,893

Tenants' Security Deposits - Contra                        676,043       669,628

Long-Term Debt, less current portion                     5,864,030     5,969,424
                                                       -----------   -----------
             Total Liabilities                           9,463,324     9,422,945
                                                       -----------   -----------
Commitments and Contingencies

Stockholders' Equity:
Limited dividend capital stock,
par value $2.15 per share,
Authorized - 348,837 shares;
issued and outstanding - 147,464                           317,048       317,048
    Retained earnings                                    1,496,357     1,489,485
                                                       -----------   -----------
             Total Stockholders' Equity                  1,813,405     1,806,533
                                                       -----------   -----------
        Total Liabilities and Stockholders' Equity     $11,276,729   $11,229,478
                                                       ===========   ===========

                  See accompanying notes and auditors' report.

                           KNICKERBOCKER VILLAGE, INC.
      STATEMENTS OF NET INCOME, COMPREHENSIVE INCOME AND RETAINED EARNINGS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                           2000          1999
                                                       -----------   -----------
Revenues:
    Rentals                                            $10,916,892   $10,537,414
    Other income                                            49,703        82,200
                                                       -----------   -----------
                                                        10,966,595    10,619,614
                                                       -----------   -----------
Expenses:
    Wages and related costs                              2,628,478     2,489,177
    Real estate taxes                                      748,467       707,436
    Utilities                                            2,391,810     1,853,269
    Maintenance, repairs and decorating                  1,474,279     1,366,523
    Depreciation and amortization                          474,192       545,280
    Mortgage and other interest                            526,999       539,711
    Management and administrative fee                      983,551       965,901
    Provision for doubtful accounts                          2,270        13,729
    Miscellaneous operating and general expenses         1,686,677     1,724,692
                                                       -----------   -----------

                                                        10,916,723    10,205,718
                                                       -----------   -----------

Income before income taxes                                  49,872       413,896

Provision for income taxes                                  43,000       203,000
                                                       -----------   -----------

Net income and comprehensive income                          6,872       210,896

Retained earnings at beginning of the year               1,489,485     1,278,589
                                                       -----------   -----------

Retained earnings at end of the year                   $ 1,496,357   $ 1,489,485
                                                       ===========   ===========

Earnings per share                                     $      0.05   $      1.43
                                                       ===========   ===========


                  See accompanying notes and auditors' report.

                           KNICKERBOCKER VILLAGE, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                    2000           1999
                                                                -----------    -----------
Cash flows from operating activities:
   Net income                                                   $     6,872    $   210,896
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                   474,192        545,280
    Provision for bad debts                                           2,270         13,729
    Deferred income taxes                                           (24,000)       (40,000)
    Changes in assets (increase) decrease:
      Accounts receivable                                           (16,515)         9,582
      Interest and other assets                                     154,832        (21,125)
      Prepaid expenses                                               35,280        368,039
      Other assets                                                    1,140         (1,142)
    Changes in liabilities increase (decrease):
      Accounts payable and accrued expenses                         105,254        354,364
      Unearned rental income                                         29,965         (3,329)
      Other liabilities                                                   0       (170,707)
                                                                -----------    -----------
    Net cash provided by operating activities                       769,289      1,265,587
                                                                -----------    -----------
Cash Flows From Investing Activities:
    Interest earned on reserve fund investments                      (5,319)        (6,868)
    Capital expenditures                                         (1,018,663)      (540,830)
    Contributions of cash from operations to replacement fund      (997,480)      (977,190)
    Reimbursement of expenditures paid by housing company
      from replacement fund                                         906,427        781,771
                                                                -----------    -----------
    Net cash used in investing activities                        (1,095,035)      (743,117)
                                                                -----------    -----------
Cash flows from financing activities:
    Payments on long-term debt                                      (96,835)       (88,970)
    Payments on capital lease obligation                             (4,419)        (8,705)
                                                                -----------    -----------
    Net cash used in financing activities                          (101,254)       (97,675)
                                                                -----------    -----------
Net increase (decrease) in cash                                    (426,999)       424,795
Cash at beginning of year                                           517,751         92,956
                                                                -----------    -----------
Cash at end of year                                             $    90,752    $   517,751
                                                                ===========    ===========
Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
    Interest                                                    $   512,000    $   540,000
                                                                ===========    ===========
    Income taxes                                                $   192,000    $   248,000
                                                                ===========    ===========

                  See accompanying notes and auditors' report.

                           KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

      Expenditures for maintenance and repairs are charged to operations as incurred. Upon sale or retirement of property, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in operations for the year. Depreciation expense was approximately $460,000 and $531,000 for the years ended December 31, 2000 and 1999, respectively.

                           KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

                           KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


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

NOTE 3 - REPLACEMENT, PAINTING AND DECORATING FUNDS

      Maintenance of these funds is requested by the Commissioner of Housing and Community Renewal of the State of New York. These funds were comprised of the following at December 31, 2000 and 1999:

                                                    2000               1999
                                                 ----------        ----------
      Cash                                       $  436,252        $  359,880
                                                 ==========        ==========
NOTE 4 - LONG-TERM DEBT

      On January 31, 1997, the Company entered into an extension and modification agreement with The Greater New York Savings Bank, now known as Astoria Federal Savings Bank (the "Bank") for the principal amount of $6,300,000. The mortgage is payable in monthly installments of $50,729, inclusive of interest at the rate of 8 1/2% per annum, and is due on February 1, 2007. On the maturity date, the Company may pay the remaining principal balance, or extend the term of the mortgage for an additional five (5) years. The mortgage is collateralized by land, buildings and boilers. The aggregate maturities for long-term debt for the five years after December 31, 2000 are approximately $105,000, (2001); $115,000,
      (2002); $125,000, (2003); $136,000 (2004); and $148,000,(2005);
      $5,341,000, (thereafter).

NOTE 5 - CAPITAL LEASE OBLIGATIONS

      The Company leased certain equipment under long-term leases and had the option to purchase the equipment at a nominal cost at the termination of the leases. During the year ended December 31, 2000, the Company satisfied the terms of the leases.

      The equipment is included in fixed assets as follows:


                                                     2000             1999
                                                 ----------        ---------
      Building Equipment                         $   34,961        $  34,961
      Less accumulated depreciation                  17,472           13,104
                                                 ----------        ---------
                                                 $   17,489        $  21,857
                                                 ==========        =========

                           KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999




NOTE 6 - DIVIDENDS PAYABLE AND CAPITAL STOCK

      The holders of the Company's capital stock cannot at any time receive, in repayment of their investment, any sums in excess of the par value of the stock together with cumulative dividends at the rate of 6% of par value per annum (without interest). Any surplus in excess of such amounts upon dissolution reverts to the public authorities.

      Cumulative dividends unpaid to December 31, 2000 amounted to $608,735 or approximately $4.13 per share and unpaid to December 31, 1999 amounted to $589,712 or approximately $4.00 per share. Dividends amounting to $19,023 were declared during 1979, but were not paid as of December 31, 2000. Such dividends were approved by the DHCR. No dividends were declared or paid in 2000 or 1999.

NOTE 7 - INCOME TAXES

      The provision for income taxes for the years ended December 31, 2000 and 1999 consist of the following:

                                                         2000             1999
                                                       --------       ---------
Current Taxes
       Federal                                         $ 41,000       $ 189,000
       New York City                                     26,000          54,000
                                                       --------       ---------
       Total                                             67,000         243,000
                                                       --------       ---------
Deferred Taxes
       Federal                                          (19,000)        (32,000)
       New York City                                     (5,000)         (8,000)
                                                       --------       ---------
       Total                                            (24,000)        (40,000)
                                                       --------       ---------
Provision For Income Taxes                             $ 43,000       $ 203,000
                                                       ========       =========

      The provision for income taxes differs from amounts computed at statutory rates as follows:

                                                           2000            1999
                                                       --------       ---------
Federal income taxes at statutory rate                 $ 17,000       $ 141,000

New York City corporation tax -
net of federal benefit                                   26,000          54,000
Other, net                                                    0           8,000
                                                       --------       ---------
Total                                                  $ 43,000       $ 203,000
                                                       ========       =========

                           KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2000, and 1999 the net deferred tax assets of $384,000 and $360,000, respectively were included in the Company's balance sheets as follows.

                                                        2000             1999
                                                     ---------        ---------
Deferred tax asset, net - current                    $  77,000        $  72,000
Deferred tax asset, net - Long term                    307,000          288,000
                                                     ---------        ---------
Deferred tax asset, net                              $ 384,000        $ 360,000
                                                     =========        =========

      Significant components of the Company's net deferred tax asset at December 31, 2000 and 1999 are as follows:

                                                        2000             1999
                                                     ---------        ---------
Tax effects of:
  Accounts receivable                                $ 132,000        $ 133,000
  Unearned rental income                                23,000           10,000
  Buildings and building equipment                     614,000          577,000
                                                     ---------        ---------
Gross deferred tax asset                               769,000          720,000
  Valuation allowance                                 (385,000)        (360,000)
                                                     ---------        ---------
Net deferred tax asset                               $ 384,000        $ 360,000
                                                     =========        =========

      Management believes that a valuation allowance is appropriate given the current estimates of future taxable income, as well as consideration of available tax planning strategies. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However, if the Company achieves profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income. The net change in the valuation allowance for the years ended December 31, 2000 and 1999 were increases of $25,000 and $40,000, respectively.

NOTE 8 - MANAGEMENT FEE

      The management fee, set by DHCR, was paid to Cherry Green Property Corp., (Cherry Green), the owner of approximately 95% of the outstanding shares of the Company. Such fee is reviewed and may be adjusted annually, effective July 1 of each year, by the DHCR.

      On September 2, 1999 and December 5, 2000, the DHCR approved increases in the management fee of approximately 1.4% effective July 1, 1999 and approximately 3.3% effective July 1, 2000, respectively.

NOTE 9- PENSION PLAN

      Certain employees of the Company are covered under a union sponsored, multi-employer defined benefit pension plan. This plan is not administered by the Company and contributions are determined by the union. The Company's contributions for this plan were approximately $94,000 and $80,000 for the years ended December 31, 2000 and 1999 respectively.

                           KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 10- COMMITMENTS AND CONTINGENCIES

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

NOTE 11- RENTAL INCOME

      During December 1998, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 3.3% was effective February 1, 1999. The second increase of approximately 3.2% became effective April 1, 2000.

NOTE 12- STOCKHOLDERS' EQUITY

      On September 20, 2000, the Board of Directors of the Company approved, among other things, the following actions, which are subject to shareholder approval (which is assured since Cherry Green Property Corporation owns over 95% of the outstanding stock in the Corporation):

      A proposal (the "Reverse-Split Proposal" or the "Reverse Split") authorizing, an amendment to the Company's Restated Certificate of Incorporation to effect a reverse stock split of the Company's outstanding shares of common stock, par value $2.15 (the "Common Stock" or the "Shares"), on the basis of one (1) new share of Common Stock ("New Common Stock") for each four thousand (4,000) shares of outstanding Common Stock ("Old Common Stock"). After the Reverse Split, all minority Shareholders will own less than one (1) Share and shall receive $6.28 per of Old Common Stock owned prior to the Reverse Split. Minority shareholders will receive $6.28 for their fractional share of New Common Stock based upon a repurchase price calculated at $2.15 per each Share of Old Common Stock plus $4.13 per share of cumulative unpaid dividends. There are approximately 6,730 shares of Old Common Stock outstanding that are not owned by Cherry Green. Approval of the Reverse-Split Proposal by shareholders requires the affirmative vote of the holders of a majority of the outstanding shares of the Common Stock. Since Cherry Green owns over ninety five percent (95%) of the outstanding shares of the Company, approval of this proposal is assured. The Company has filed a Preliminary Proxy Statement and anticipates submitting a Reverse Stock Split Proposal to its shareholders in the first half of the year ended December 31, 2001.

                           KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 13- PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Prepaid expenses and other current assets in the accompanying balance sheets at December 31, 2000 and 1999 are as follows:

                                                      2000               1999
                                                   ----------         ----------
Escrow Account                                     $   84,800         $  348,429
Employee loans                                          1,000                  0
Prepaid:
  Insurance                                           577,684            505,029
  Real estate taxes                                   393,775            348,897
  Federal corporation taxes                           109,000             11,000
  Supplies                                             91,212             93,397
  NYC corporation taxes                                16,000                  0
  Other                                                     0              1,999
                                                   ----------         ----------
      TOTAL                                        $1,273,471         $1,308,751
                                                   ==========         ==========

NOTE 14- SUBSEQUENT EVENT

      On March 20, 2001, the Company received an additional two step rent increase, which was approved by the DHCR. The first increase of approximately 8.8% becomes effective May 1, 2001. The second increase of approximately 8.1% will become May 1, 2002.