Form 10QSB
period 2001-03-31
KNICKERBOCKER VILLAGE INC
filed 2001-05-15
CIK 56396

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark                               FORM 10-QSB
 One)                               -----------
---------
    X           QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
---------       OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001
---------
               TRANSITION REPORT UNDER SECTION 13 OR 15 (D)
---------      OF THE EXCHANGE ACT



           For the period of transition from__________ to____________
                           Commission File No. 0-1322

                           KNICKERBOCKER VILLAGE, INC.
             (Exact name of registrant as specified in its Charter)




        NEW YORK                                              13-0924285
---------------------------------                -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          identification No.)


  10 MONROE STREET, NEW YORK, N.Y.                           10002
-------------------------------------               --------------------------
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

No exhibits filed.





                                   FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC.
                                  BALANCE SHEET
                              AS OF MARCH 31, 2001
                                   (UNAUDITED)


                        ASSETS

Current Assets:
    Cash and cash equivalents                                        $    17,231
    Accounts receivable (less allowance for
     doubtful accounts of $308,000)                                       99,194
    Other receivables                                                    590,277
    Prepaid expenses and other current assets                          1,012,889
    Deferred tax asset, net                                               79,000
                                                                     -----------
             Total Current Assets                                      1,798,591
                                                                     -----------

Special Funds And Deposits:
    Funds for replacements, painting
        and decorating                                                   218,718
    Tenants' security deposits - contra                                  678,690
                                                                     -----------
             Total Special Funds and Deposits                            897,408
                                                                     -----------

Fixed Assets:
    Land                                                               3,273,281
    Buildings and Building Equipment                                  17,883,061
                                                                     -----------
                                                                      21,156,342
    Less: Accumulated depreciation                                    13,077,029
                                                                     -----------
             Net Fixed Assets                                          8,079,313
                                                                     -----------

Other Assets:
    Deferred tax asset, net                                              313,000
    Other assets                                                          82,366
                                                                     -----------
                                                                         395,366

Total Assets                                                         $11,170,678
                                                                     ===========




In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at March 31, 2001 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.


                                   FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC.
                                  BALANCE SHEET
                              AS OF MARCH 31, 2001
                                   (UNAUDITED)


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                            $ 2,509,296
    Unearned rental income                                                65,830
    Income taxes payable                                                  29,143
    Dividends payable                                                     19,023
    Current portion of long-term debt                                    107,650
                                                                     -----------
             Total Current Liabilities                                 2,730,942

Tenants' Security Deposits - Contra                                      678,690
Long-Term Debt, less current portion                                   5,836,256
                                                                     -----------

             Total Liabilities                                         9,245,888
                                                                     -----------


Stockholders' Equity:
Limited dividend capital stock,
Par value $2.15 per share,
Authorized - 348,837 shares;
issued and outstanding - 147,464                                         317,048
    Retained earnings                                                  1,607,742
                                                                     -----------

             Total Stockholders' Equity                                1,924,790
                                                                     -----------

Total Liabilities and Stockholders' Equity                           $11,170,678
                                                                     ===========





In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at March 31, 2001 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.



                                   FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC.
      STATEMENTS OF NET INCOME, COMPREHENSIVE INCOME AND RETAINED EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                          2001          2000
                                                      -----------   -----------
Revenues:
    Rentals                                           $ 2,754,133   $ 2,655,797
    Other income                                          477,548         8,688
                                                      -----------   -----------
                                                        3,231,681     2,664,485
                                                      -----------   -----------
Expenses:
    Wages and related costs                               678,893       645,061
    Real estate taxes                                     196,888       174,448
    Utilities                                             785,423       595,016
    Maintenance, repairs and decorating                   304,178       389,022
    Depreciation and amortization                         124,592       111,808
    Mortgage and other interest                           136,811       134,632
    Management and administrative fee                     250,601       241,225
    Provision for doubtful accounts                         1,002           684
    Miscellaneous operating and general expenses          555,910       411,822
                                                      -----------   -----------

                                                        3,034,298     2,703,718
                                                      -----------   -----------

Income (loss) before income taxes                         197,383       (39,233)

Provision (benefit) for income taxes                       86,000        (3,000)
                                                      -----------   -----------

Net income (loss) and comprehensive income (loss)         111,383       (36,233)

Retained earnings at beginning of the period            1,496,359     1,489,485
                                                      -----------   -----------

Retained earnings at end of the period                $ 1,607,742   $ 1,453,252
                                                      ===========   ===========

Earnings per share                                    $      0.76   $     (0.25)
                                                      ===========   ===========



In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at March 31, 2001 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.



                                   FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 2001 AND 2000
                                   (UNAUDITED)


                                                                            2001         2000
                                                                         ---------    ---------
Cash flows from operating activities:
   Net income (loss)                                                     $ 111,383    $ (36,233)
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                          124,592      111,807
    Provision for bad debts                                                  1,002          684
    Deferred income taxes                                                   (8,000)      (8,000)
    Changes in assets (increase) decrease:
      Accounts receivable                                                   33,223       20,701
      Other receivables                                                   (559,933)     (14,538)
      Prepaid expenses                                                     260,582      350,213
      Other assets                                                               0        1,141
    Changes in liabilities increase (decrease):
      Accounts payable and accrued expenses                               (206,262)       2,913
      Unearned rental income                                                11,699       17,471
                                                                                      ---------
      Net cash provided by (used in) operating activities                 (231,714)     446,159
                                                                         ---------    ---------

Cash Flows From Investing Activities:
    Interest earned on reserve fund investments                             (1,216)      (1,045)
    Capital expenditures                                                   (33,823)    (199,232)
    Contributions of cash from operations to replacement fund              (76,290)    (228,870)
    Reimbursement of expenditures paid by housing company
      from replacement fund                                                295,040      237,027
                                                                         ---------    ---------
    Net cash provided by (used in) investing activities                    183,711     (192,120)
                                                                         ---------    ---------

Cash flows from financing activities:
    Payments on long-term debt                                             (25,518)     (23,446)
    Payments on capital lease obligation                                         0       (2,101)
                                                                         ---------    ---------
    Net cash used in financing activities                                  (25,518)     (25,547)
                                                                         ---------    ---------

Net (decrease) increase in cash                                            (73,521)     228,492
Cash at beginning of period                                                 90,752      517,751
                                                                         ---------    ---------
Cash at end of period                                                    $  17,231    $ 746,243
                                                                         =========    =========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
    Interest                                                             $ 137,000    $ 135,000
                                                                         =========    =========

    Income taxes                                                         $       0    $   6,000
                                                                         =========    =========



In the opinion of management, the accompanying financial statements of Knickerbocker Village, Inc. as at March 31, 2001 and for the related periods then ended include all adjustments necessary in order to make the financial statements not misleading.

                           KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

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

          Expenditures for maintenance and repairs are charged to operations as incurred. Upon sale or retirement of property, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in operations for the year. Depreciation expense was approximately $121,000 and $108,000 for the three months ended March 31, 2001 and 2000, respectively.

          INCOME TAXES

          Deferred tax assets and liabilities reflect the tax consequences on future years of differences between the tax bases of assets and liabilities, and their financial reporting amounts, using enacted tax rates in effect for the year in which the differences are expected to reverse.

                          KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000



NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES---(CONTINUED)
          --------------------------------------------------------

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

                          KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


NOTE 3 -  REPLACEMENT, PAINTING AND DECORATING FUNDS

          Maintenance of these funds is requested by the Commissioner of Housing and Community Renewal of the State of New York. These funds were comprised of the following at March 31, 2001:

          Cash                                          $ 218,718
                                                        =========

NOTE 4 -  LONG-TERM DEBT

          On January 31, 1997, the Company entered into an extension and modification agreement with The Greater New York Savings Bank, now known as Astoria Federal Savings Bank (the "Bank") for the principal amount of $6,300,000. The mortgage is payable in monthly installments of $50,729, inclusive of interest at the rate of 8 1/2% per annum, and is due on February 1, 2007. On the maturity date, the Company may pay the remaining principal balance, or extend the term of the mortgage for an additional five (5) years. The mortgage is collateralized by land, buildings and boilers. The aggregate maturities for long-term debt for the five years after March 31, 2001 are approximately $108,000, (2002); $107,000, (2003); $138,000, (2004); $138,000 (2005);
          and $151,000,(2006); $5,302,000, (thereafter).

NOTE 5 -  DIVIDENDS PAYABLE AND CAPITAL STOCK

          The holders of the Company's capital stock cannot at any time receive, in repayment of their investment, any sums in excess of the par value of the stock together with cumulative dividends at the rate of 6% of par value per annum (without interest). Any surplus in excess of such amounts upon dissolution reverts to the public authorities.

          Cumulative dividends unpaid to March 31, 2001 amounted to $627,758 or approximately $4.26 per share and unpaid to March 31, 2000 amounted to $608,735 or approximately $4.13 per share. Dividends amounting to $19,023 were declared during 1979, but were not paid as of March 31, 2001. Such dividends were approved by the DHCR. No dividends were declared or paid in 2001 or 2000.

NOTE 6 -  INCOME TAXES

          The provision for income taxes for the three months ended March 31,2001 and 2000 consist of the following:

                                                       2001             2000
                                                    -----------    -------------
          CURRENT TAXES
                 Federal                            $    73,000    $          0
                 New York City                           21,000           5,000
                                                    -----------    -------------
                         Total                           94,000           5,000
                                                    -----------    -------------

          DEFERRED TAXES
                 Federal                                 (4,000)         (6,000)
                 New York City                           (4,000)         (2,000)
                                                    -----------    -------------
                 Total                                   (8,000)         (8,000)
                                                    -----------    -------------
          Provision (Benefit) For Income Taxes      $    86,000    $     (3,000)
                                                    ===========    =============

                          KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


NOTE 6 -  INCOME TAXES - (CONTINUED)

          The provision for income taxes differs from amounts computed at statutory rates as follows:

                                                        2001             2000
                                                    -----------     ------------
          Federal income taxes at statutory rate    $    67,000     $   (12,000)

          New York City corporation tax -
          net of federal benefit                         11,000           3,000
          Other, net                                      8,000           6,000
                                                    -----------     ------------
          Total                                     $    86,000     $    (3,000)
                                                    ===========     ============

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At March 31, 2001, the net deferred tax assets of $392,000, were included in the Company's balance sheet as follows.

          Deferred tax asset, net - current                    $     79,000
          Deferred tax asset, net - long term                       313,000
                                                               ------------
          Deferred tax asset, net                              $    392,000
                                                               ============


          Significant components of the Company's net deferred tax asset at March 31, 2001 are as follows:

          Tax effects of:
            Accounts receivable                                      $  132,000
            Unearned rental income                                       28,000
            Buildings and building equipment                            625,000
                                                                     ----------
          Gross deferred tax asset                                      785,000
            Valuation allowance                                        (393,000)
                                                                     ----------
          Net deferred tax asset                                     $  392,000
                                                                     ==========

          Management believes that a valuation allowance is appropriate given the current estimates of future taxable income, as well as consideration of available tax planning strategies. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However, if the Company achieves profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income. The net change in the valuation allowance for the each of three months ended March 31, 2001 and March 31, 2000 was an increase of $8,000, respectively.

NOTE 7 -  MANAGEMENT FEE

          The management fee, set by DHCR, was paid to Cherry Green Property Corp., (Cherry Green), the owner of approximately 95% of the outstanding shares of the Company. Such fee is reviewed and may be adjusted annually, effective July 1 of each year, by the DHCR.

          On December 5, 2000, the DHCR approved an increase in the management fee of approximately 3.3% effective July 1, 2000.

                          KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


NOTE 8 -  PENSION PLAN

          Certain employees of the Company are covered under a union sponsored, multi-employer defined benefit pension plan. This plan is not administered by the Company and contributions are determined by the union. The Company's contributions for this plan were approximately $26,000 and $23,000 for the three months ended March 31, 2001 and 2000, respectively.

NOTE 9 -  COMMITMENTS AND CONTINGENCIES

          The Company in accordance with the Modification Agreement with its Bank dated January 30, 1997 (Note 4), has made a commitment to complete asbestos abatement work and lead paint remediation work of approximately $425,000. As of March 31, 2001, the commitment has been fulfilled. The costs of any additional asbestos abatement or lead paint remediation, if necessary, cannot be determined at this time.

NOTE 10-  RENTAL INCOME

          During December 1998, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 3.3% was effective February 1, 1999. The second increase of approximately 3.2% was effective April 1, 2000.

          During March 2001, the Company received as additional two step rent increase, which was approved by the DHCR. The first increase of approximately 8.8% becomes effective May 1, 2001. The second increase of approximately 8.1% will become effective May 1, 2002.

NOTE 11-   STOCKHOLDERS' EQUITY

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

                          KNICKERBOCKER VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000




NOTE 12-  PREPAID EXPENSES AND OTHER CURRENT ASSETS

          Prepaid expenses and other current assets in the accompanying balance sheet at March 31, 2001 are as follows:

          Escrow Account                                          $   230,590
          Employee Loans                                                1,000
          Prepaid:
            Insurance                                                 491,317
            Real Estate Taxes                                         196,888
            Supplies                                                   91,212
            Expenses - Other                                            1,882
                                                                   ----------
                 TOTAL                                             $1,012,889
                                                                   ==========

                                   FORM 10-QSB
                           KNICKERBOCKER VILLAGE, INC
                     MANAGEMENTS DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION
                                 MARCH 31, 2001
                                   (UNAUDITED)


Liquidity - As of March 31, 2001, the Registrant has a working capital deficit of approximately $932,000. During December 1998, the Company received a two step rent increase, which was approved by the DHCR. The first increase of approximately 3.3% was effective February 1, 1999. The second increase of approximately 3.2% was effective April 1, 2000. The Company received an additional two step rent increase in March 2001, which was approved by the DHCR. The first increase of approximately 8.8% becomes effective May 1, 2001. The second increase of approximately 8.1% will become effective May 1, 2002.

Capital resources - The Registrant has set aside funds for capital improvements and repairs amounting to approximately $219,000 as of March 31, 2001.

Results of operations - During the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, rental income increased by approximately $98,000 or approximately 3.7%, due primarily to the two step rent increase which was effective February 1, 1999 and April 1, 2000. Other income increased by approximately $469,000, during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000, primarily to due to real estate tax refunds receivable from the City of New York. These refunds resulted from a reduction in the assessed valuation of the Company's properties for the fiscal years ended June 30, 1996 through June 30, 2001.

Operating expenses increased by approximately $331,000 or approximately 12.2% during the three months ended March 31, 2001, as compared to the three months ended March 31, 2000. This is primarily attributable to increases in wages and related costs, real estate taxes, utilities, management fee and miscellaneous operating and general expenses fee offset by decreases in maintenance, repairs and decorating. Wages and related costs increased by approximately $34,000 or approximately 5.2%, primarily due to increases in union wage rates, union pension rates and related payroll taxes. Real estate taxes increased by approximately $22,000 or approximately 12.9 %, primarily to an increase in the property's assessed value for the tax year ended June 30, 2001.Utilities increased by approximately $190,000 or approximately 32.0%, primarily due to significant increases in the prices of fuel oil and electricity in 2001 as compared to 2000. Management fee increased by approximately $9,000 or approximately 3.8% primarily due to an increase in the management fee for the year ended June 30,2001. Miscellaneous operating and general expenses increased by approximately $144,000 or approximately 34.9%, primarily due to increases in legal and insurance expenses. The increase in legal fees of approximately $119,000 was attributable to fees incurred in connection with obtaining a reduction in real estate taxes for the fiscal years ended June 30, 1996 through June 30, 2001. Maintenance, repairs and decorating decreased by approximately $85,000 or approximately 21.8% primarily due to decreases in structural, painting, and supplies expense. The provision for taxes increased by approximately $89,000 primarily due to an increase in income before taxes (see
Note 6 to the financial statements pages 8 and 9.)

               PART II.   OTHER INFORMATION


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


                                    KNICKERBOCKER VILLAGE, INC.:


Dated: May 14, 2001                 BY: /S/ROBERT GERSHON
                                     -------------------
                                        ROBERT GERSHON,
                                        Vice President and Treasurer



Dated: May 14, 2001                 By: /S/MELVIN GERSHON
                                        -----------------
                                        MELVIN GERSHON,
                                        Secretary